Form 10-K405
period 1996-05-31
MANAGED CARE SOLUTIONS INC
filed 1996-08-29
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                /X/ ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                       OR

                         COMMISSION FILE NUMBER 0-19393


                          MANAGED CARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               36-3338328
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                             Identification No.)


    2510 WEST DUNLAP AVENUE
    SUITE 300
    PHOENIX, ARIZONA                                                 85021
(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code 602-943-5660

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X     No
                                   ----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____


Based on the closing sale price of $4.00 on the NASDAQ National Market System, as of August 20, 1996 the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $6,370,868.


As of August 20, 1996 the number of shares outstanding of the registrant's common stock, $.01 par value, was 4,364,712 shares.


Documents Incorporated by Reference. Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders (the "1996 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
Part I     Item 1.    Business...........................................................    1

           Item 2.    Properties.........................................................   11

           Item 3.    Legal Proceedings..................................................   11

           Item 4.    Submission of Matters to a Vote of Security Holders................   11

Part II    Item 5.    Market for the Registrant's Common Equity and Related
                           Stockholder Matters...........................................   11

           Item 6.    Selected Financial Data............................................   12

           Item 7.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.....................................   13

           Item 8.    Financial Statements and Supplementary Data........................   18

           Item 9.    Changes In and Disagreements with Accountants on Accounting
                          and Financial Disclosure.......................................   18

Part III   Item 10.   Directors and Executive Officers...................................   18

           Item 11.   Executive Compensation.............................................   19

           Item 12.   Security Ownership of Certain Beneficial Owners and Management.....   19

           Item 13.   Certain Relationships and Related Transactions.....................   19

Part IV    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   19

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Managed Care Solutions, Inc. ("MCS" or the "Company") is involved in several aspects of health care programs serving indigent and Medicaid populations. The Company's operations include a long term care Arizona-based HMO subsidiary, Ventana Health Systems; an acute care HMO, Arizona Health Concepts; management contracts pursuant to which the Company administers privately owned HMOs located in Colorado, Hawaii, and Michigan; the management of an indigent population for the County of San Diego; a contractual arrangement with the State of Indiana Medicaid Agency; a Third Party Administrator (TPA) contract with a Missouri HMO; and an Ancillary Services Division which manages arrangements in which hospitals deliver clinical services on-site at nursing homes.

RECENT DEVELOPMENTS

         The Company has recently experienced serious cash flow problems, and on July 29, 1996, laid off a total of 45 (approximately 10%) of its employees. The Company has been negotiating with Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") concerning the possibility of an investment by BCBSTX in the Company in the form of a convertible secured loan in the amount of $3,000,000 and has executed a letter of intent with BCBSTX with respect to such investment. There can be no assurance as to whether such transaction will be consummated. If such transaction is not consummated and the Company is not able to obtain other financing, it will have to consider seriously reducing the scope of its business activities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

HISTORY

         The Company as it presently exists is the result of a spinoff and subsequent merger transactions which occurred on March 1, 1996. Prior to March 1, 1996 the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the Predecessor Corporation, other than those related to its managed care business, were transferred to a wholly owned subsidiary of the Predecessor Corporation, and all of the shares of that company, then named Medicus Systems Corporation, were distributed (the "Distribution") on a share-for-share basis to stockholders of the Predecessor Corporation. Immediately after the Distribution, the Company, which then consisted only of the managed care business of the Predecessor Corporation, effected a one-for-three reverse stock split. Also on March 1, 1996, immediately after the reverse stock split, the Company acquired three Arizona corporations engaged in the managed care business through merger transactions (the "Mergers") pursuant to which each of the Arizona corporations (Managed Care Solutions, Inc., now named Managed Care Solutions of Arizona, Inc. ("MCSAZ"), Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC") became a wholly owned subsidiary of the Company, and the Company's name was changed to Managed Care Solutions, Inc.

         The Predecessor Corporation was started in 1969 as The Medicus Corporation and was principally involved in facilities management of hospital data processing centers, the development and marketing of financial information systems for hospitals, and providing various service offerings to the health care industry. Richard C. Jelinek, a director and chairman of MCS, was one of the original co-founders of the Predecessor Corporation.

         In 1978 the Predecessor Corporation's managed care service business was begun when the Predecessor Corporation established its Government Services Division in Washington, D.C. This Division focused on providing technical and professional management, consulting, and evaluation services to public sector customers responsible for health care programs related to public sector patients, including Medicaid, Medicare, and the indigent.

         In 1983, the Managed Care Division of the Predecessor Corporation was awarded a contract to provide administrative services to the San Diego County Medical Services' indigent health care program. This program was one of the first in the nation to provide services to non-Medicaid indigent patients under a managed care model. In 1990, the Managed Care Division assumed major responsibility for management of San Diego County's Perinatal Access Program. Later that same year, the Predecessor Corporation was awarded a contract with the City and County of San Francisco to administer their programs to reimburse hospitals and physicians for uncompensated health care they provided. This contract has been extended for subsequent years.

         In 1994, the Managed Care Division was awarded a multi-year contract by the State of Indiana to provide administrative services, including provider network development, member education and enrollment, public relations, and quality assurance, to that state's Primary Care Case Management (PCCM) and Risk Based Managed Care (RBMC) programs.

         Ventana was formed by three rural physicians in Arizona in 1988. Ventana is a health plan that provides managed institutional and home based health and long term care services to the elderly indigent and the physically disabled in rural Arizona. These services are provided pursuant to a contract with the Arizona Health Care Cost Containment System ("AHCCCS") through the Arizona Long Term Care System ("ALTCS"), in which federal, state, and county funding is paid through AHCCCS to health care plans, like Ventana, on a prepaid capitated basis, to care for eligible members.

         AHC was formed in 1992 by the three Arizona physicians who formed Ventana. AHC is a prepaid health plan in the AHCCCS Acute Care Medicaid program.

         MCSAZ began operation in 1993 with the initial purpose of providing management for Ventana and AHC. In 1994, MCSAZ began consulting with a newly formed health plan in Hawaii known as AlohaCare and MCSAZ subsequently entered into a contract with the plan pursuant to which MCSAZ performs most of AlohaCare's state mandated functions in managing the delivery of medical services to Hawaii's eligible indigent population, certain unemployed persons and part-time workers.

         In 1995, MCSAZ entered into a management agreement with the Alliance For Community Health d.b.a. Community CarePlus, a health care plan operating in St. Louis under the supervision of the State Medicaid Agency of Missouri. In December 1995, MCS was awarded a contract to manage a prepaid health plan in Michigan named Community Choice Michigan ("CCM").

PRODUCT/SERVICE DESCRIPTION

         The Company's primary business is the development, management and ownership of Medicaid managed care health plans. The Company's management model is highly focused on the Primary Care Physician (PCP). In most managed care settings, PCP's occupy a key strategic role in the nature and extent of services a patient receives. PCP's perform a so-called "gatekeeper" or "super-manager" role so patients cannot refer themselves for most elective services. The PCP's role is to diagnose the patient, determine whether the PCP will treat presenting medical problems and if so, provide the necessary services in the most cost effective manner possible. PCPs also represent the source of most referrals to the appropriate specialty physician or other health care provider.

         Approximately 80% of health care costs are determined by physicians who see, treat and refer their patients. Hospitals often account for 40% or more of total medical expenditures in outpatient, inpatient and emergency service settings. MCS empowers the individuals or entities most able to decide how medical care is provided, and its associated cost, to assume some financial responsibility for those decisions. MCS's services provide a context and management infrastructure which allows providers, particularly PCPs, to assume the preeminent role they desire in the medical delivery system by taking financial risk and responsibility. MCS furnishes the management and administrative infrastructure, including the organizational activities required to form a managed care health plan, to prepare competitive proposals, and to complete the pre-operational phase of the health plan. MCS may own the health plan or manage a plan for others, although the Company's decided preference is to have a majority or significant equity position in the HMO entity.

         The Company believes that physicians, hospitals and other health care professionals dislike the intervention in their practice and delivery of health care services by many HMOs and insurers. There is a strong sentiment that some managed care companies have overstepped their bounds, require too much bureaucratic paperwork, and in general are not "provider friendly." MCS believes there is an opportunity, through managed care health plans developed by local providers and MCS, to eliminate bureaucratic interventions that do not make a difference in producing cost effective, quality outcomes. MCS believes, based on its experience in Arizona and Hawaii, that providers' willingness to accept financial risk correlates to their ability and opportunity to exercise control and influence in the local health care delivery system.

         The services offered by MCS are intended to achieve the following goals:

         1. Empower health care providers to supply high quality, cost-effective medical care to health plan enrollees.

         2. Allow participating providers to maintain market share of existing patients and to expand when new opportunities are presented.

         3. Minimize the amount of bureaucratic intervention and paperwork required in the patient/provider transaction.

         4. Enhance the opportunity for providers to receive maximum reward and compensation.

         5. Place the health care provider in a position of influence and control.

         6. Allow MCS to carve out a unique market niche as a "provider friendly" organization.

         Proprietary Features. MCS presently possesses no patents, registered copyrights, or trademarks. MCS is currently investigating protection of its software products and Long Term Care case management protocols, utilization review manuals, and information system design through registered copyrights. All employees have signed confidentiality statements to protect MCS from the unauthorized disclosure of proprietary procedures and system design.

         Significant Customers; Percentage of Revenues. In fiscal 1996 revenues from management of health plans not owned by the Company accounted for approximately 47% of total revenues of which the

County of San Diego and the State of Indiana represented 16% and 10%, respectively. The Company's revenues in fiscal 1996, recorded by Ventana and AHC, from the State of Arizona represented 53% of total revenues. In fiscal 1995 and 1994, all of the Company's revenues were attributable to management of health plans not owned by the Company.

OWNERSHIP OF HMOS

         The Company owns and operates two existing HMOs, and has begun establishing HMOs in two other states, all as described below.

         Ventana Health Systems. Ventana, a wholly owned subsidiary of the Company, is a Long Term Care (LTC) Medicaid HMO. LTC Medicaid recipients, defined as those persons "at risk for institutionalization in a nursing care facility," comprise only 5% of Medicaid beneficiaries but 35% or more, on average, of a State Medicaid Agency's program expenditures. Arizona was the first and remains the only state to place all of its LTC Medicaid recipients in managed care HMOs, which it did beginning in 1989. Using focused methods of intensive case management and development of home and community based services, Ventana has been able to successfully manage and contain costs relative to this elderly, vulnerable population in which 85% of the members are also duly enrolled in the federal Medicare program. Ventana currently has 1,150 members, with a current capitation rate of nearly $1,900 per member per month. Ventana's contract with the State of Arizona has been renewed, effective October 1996, for a five year period, with respect to seven of the eight counties currently served by Ventana.

         Arizona Health Concepts. AHC is an acute care Medicaid HMO operating in one metropolitan Arizona county (Maricopa) and two rural counties (Gila and Yavapai). AHC has been a contracted health plan in the Arizona Medicaid program since 1992. AHC is one of thirteen HMOs participating in the Arizona Health Care Cost Containment System (AHCCCS), the Arizona Medicaid program which has utilized HMOs exclusively since its inception in 1982. Medicaid recipients served by AHC include those in the following categories: Aid to Families with Dependent Children (AFDC); Aged, Blind and Disabled (ABAD), and the Medically Indigent/Medically Needy (MI/MN) which is comprised of an indigent population not eligible for federal Medicaid matching funds. AHC currently has approximately 11,500 members.

         The Company was awarded one-year contracts with the state in 1994 and 1995 at reduced rates. Access may renew the contract for an additional one-year period. AHC may elect not to accept such renewal. During the first year of this renewed contract, AHC lost approximately $600,000 from operations and losses for the second twelve months are now expected to reach approximately an additional $2,500,000. The Company understands that several acute care Medicaid HMOs suffered financial losses in the contract year ended in September 1995 and believes that in the contract year ending in September 1996 few if any Medicaid acute care HMOs operating in Arizona are profitable. The Company will not renew the contract at the end of September 1996 unless the rates offered are increased.

         Illinois. Prior to its merger with MCS, the Managed Care Division of the Predecessor Corporation was selected by a group of community health centers to develop a licensed HMO in Illinois to serve initially Medicaid recipients. After the Mergers, negotiations continued and it was decided to form a for-profit HMO entity called Community Health Choice of Illinois (Choice) which would be owned 49% by MCS and 51% by the community health centers. MCS agreed to supply the capitalization for Choice in exchange for its ownership share and the community health center ownership share was given in consideration of the large number of Medicaid recipients expected to enroll in Choice because of their traditional relationships with community health centers. Currently, MCS has submitted an application to the Illinois Department of Insurance to license Choice as an HMO in the state. As a condition of the HMO application process, Choice has deposited $2,000,000 with an escrow agent to meet the capital reserve requirements of the Illinois Department of Insurance. The $2,000,000 amount is a loan, at the prime interest rate, from MCS to Choice with the principal due and payable seven years from the closing date of the loan. If Choice does not receive its HMO license by October 31, 1996, the $2,000,000 will be returned in its entirety to MCS. It is the Company's opinion that existing capitation and hospital rates will not allow this plan to be financially viable, the Company has notified Choice that it should be dissolved, our relationship with Choice terminated, and the $2,000,000 loan repaid.

         West Virginia. The Company has been negotiating with community health centers in the West Virginia Medicaid market to establish an HMO to be owned 70% by MCS. The Company had submitted an application for an HMO license in West Virginia under the name of Neighbor Care, Inc. (Neighbor Care). However, the Neighbor Care HMO application was withdrawn in July 1996 because two major hospital systems would not sign provider agreements at Medicaid-equivalent rates. Neighbor Care's HMO application can be reinstated, and the Company would expect to do so, if, after further negotiations, an acceptable agreement can be reached with these essential hospital providers.

         If established, Neighbor Care would initially cover eight West Virginia counties with a potential enrollment of 20,000 or more members. The Company considers West Virginia a prime area for development because managed care is not prevalent in that state, and the Company therefore believes that there is high potential for revenue and membership growth in Medicaid, Medicare, commercial and long-term care market sectors.

         Based on HMO reserve and development cost requirements, an investment of $2,700,000 to $3,000,000 would be required to establish Neighbor Care as a licensed HMO in West Virginia. There can be no assurance at this time that the Company will be able to provide such funds. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

MANAGEMENT OF HMOS

         AlohaCare. During 1993 and 1994, MCS assisted this Hawaii nonprofit corporation in the development and implementation of an HMO. AlohaCare is governed by a Board of Directors that includes representatives from community health centers, hospitals, the University of Hawaii School of Medicine faculty practice group, and MCS. AlohaCare began providing services to Medicaid enrollees and certain part-time workers on August 1, 1994, utilizing MCS as its full service management company. AlohaCare currently has approximately 24,000 members.

         The Company's revenue under this service contract, which has been profitable since inception, is based on a percentage of AlohaCare's revenue plus a 15% share of medical risk pool profits or losses. The HMO has also operated at a profit continuously since its first year of operation and has recently received approval to market two commercial HMO policies in Hawaii. AlohaCare also intends to enter the Medicare Risk HMO market in Hawaii where to date only one HMO, Kaiser Permanente, has marketed an HMO product.

         Colorado Access. This nonprofit HMO, formed by Denver area community health centers and three local hospital systems, is managed by MCS (under a contract executed with the Managed Care Division of the Predecessor Corporation prior to the Mergers). Colorado Access began serving Medicaid and other indigent populations on December 1, 1995 and currently has 42,000 members. The financial terms of the management agreement have not been favorable for the Company, as discussed below, and the Company has given a notice of termination of the agreement.

         Management of this HMO and the Company negotiated an original payment formula to the Company based on the number of members, with the payment being reduced when enrollment reached a level of 40,000 members. Because this enrollment level was reached much faster than anticipated, and as a result of unsatisfactory performance of third party software, among other reasons, the Company has experienced, and would expect to continue to experience, losses on this contract. As a result of the Company's termination of the contract, Colorado Access has stated its intention that no further losses were or will be incurred by the Company after July 16, 1996, although the Company is continuing to perform services on a transition basis, and expects to continue to do so until October 31, 1996.

         Community Choice Michigan. During 1995, a consortium of seventeen Michigan community health centers, through the Michigan Primary Care Association, contracted with MCS to assist in the development and formation of a Michigan HMO to be called Community Choice Michigan. In December 1995, MCS was also awarded the contract to manage CCM. In July 1996, CCM received its HMO license to operate in Michigan. CCM began operation in August 1996 with 5,400 members "rolled over" in two counties from the state's fee-for-service Physician Sponsored Program (PSP).

         The Company hopes to expand the CCM provider network in an additional four to six counties, including the Detroit metropolitan area, within the next several months. The State of Michigan also plans to implement a mandatory enrollment managed care program in 1997 which should enhance CCM's potential for membership gains.

GOVERNMENT CONTRACTS

         County Contracts. In 1983, the Managed Care Division of the Predecessor Corporation was awarded a contract to provide administrative services to the San Diego County Medical Services' indigent health care program. This program was one of the first in the nation to provide services to non-Medicaid indigent patients under a managed care model. During the period 1987 through 1995, the scope of the County of San Diego contract was expanded several times to incorporate additional service responsibilities. In 1990, the company assumed major responsibility for San Diego County's Perinatal Access Program. Later in 1990, the company was awarded a contract with the City and County of San Francisco to reimburse hospitals and physicians for uncompensated health care provided.

         San Diego County will competitively bid this contract in September 1996, and there is no guarantee that the winning bidder will be MCS. In 1997, the county will also assume significant administrative oversight of the California Medicaid program in San Diego. This program is called "Healthy San Diego" and it is expected the county will sub-contract for many management services. The Company intends to bid for those portions of the county's services which are sub-contracted.

         In 1990, the Predecessor Corporation was awarded a contract with the City and County of San Francisco to administer their programs to reimburse hospitals and physicians for uncompensated health care they provided. This contract has been extended for subsequent years.

         State Contract. In 1994, the Managed Care Division of the Predecessor Corporation was awarded a multi-year contract by the State of Indiana to provide various administrative services, including provider network development, member education and enrollment, public relations, and quality assurance, to the State Medicaid Agency's Primary Care Case Management (PCCM) and Risk Based

Managed Care (RBMC) programs. In 1996, this contract was expanded to provide similar services to the disabled Medicaid population in Indiana.

         Benova. In June 1996 the Company formed a limited liability corporation with Benova, Inc., a privately held for-profit company located in Portland, Oregon. The limited liability corporation, known as Benova Managed Care Solutions (BMCS) has submitted a bid to the State of New York to administer enrollment broker, member education and information services to over one million Medicaid recipients to be enrolled into managed care plans. The Company will own 65% of BMCS and is expected to provide initial capitalization estimated to be $1,500,000 for capital equipment and working capital. There can be no assurance at this time that the contract will be awarded or that the Company will be able to provide such funds. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OTHER PROGRAMS

         TPA Contract. MCS has been providing computer, claims payment and other support services since September 1995 to Community CarePlus (CCP), a 21,000 member nonprofit Missouri HMO sponsored by St. Louis area community health centers. MCS also assisted CCP in various pre-operational and operational activities, such as provider network development and establishment of medical management programs.

         CCP has indicated it may wish to manage all aspects of its HMO by developing an internal capability to provide the computer and claims services now furnished by MCS. Based on current conversations with CCP officials, it is likely that this contractual agreement will be terminated on a mutually agreeable basis in the last quarter of calendar 1996.

         Consulting Contracts. MCS derives consulting revenues from pre-operational contracts with HMOs it manages, such as AlohaCare and Community Choice Michigan (CCM). In July 1996, MCS completed a pre-operational contract commitment with CCM and in January 1996 was awarded a pre-operational contract by the North Carolina Primary Care Association to develop a statewide HMO on behalf of community health centers in North Carolina.

         Maryland. In April 1996, the Company was awarded a consulting contract to prepare, on behalf of certain Maryland community health centers, a feasibility study regarding managed care strategies in that state. The study was completed in July 1996 and, in the course of this work, the Company began preliminary negotiations with these community health centers to establish a new HMO or purchase an existing HMO in the State of Maryland, whose Medicaid agency intends to accelerate the development of managed care programs in a fashion similar to states such as Hawaii, Illinois and Michigan. The Company considers Maryland a good prospect for managed care development, particularly in light of the state's expressed desire to develop managed care long-term care programs as well as acute care health plans.

         California. In March 1996, the Company was commissioned by the California Primary Care Association (CPCA) to prepare a feasibility study and action plan to formulate a managed care strategy for community health centers in California. The community health centers affiliated with CPCA serve over one million patients each year, including approximately 300,000 Medicaid (Medi-Cal) recipients. The study was finished in June 1996 and MCS has discussed further assisting CPCA with other possible business arrangements.

         Utah. MCS has been following managed care developments in Utah and has learned that the state intends to issue a Request for Proposal (RFP) in 1997 for a long-term care managed care Medicaid program which would be similar to the operation of Ventana by the Company in the State of Arizona. MCS has had several meetings and discussions with principals in the Utah nursing home and health care industry and, as a result, the Company may have an opportunity to participate in the ownership of a new long-term care HMO in that state which would require a capitalization in the range of $3,000,000 to $4,000,000. There can be no assurance at this time that the Company will be able to provide any of such funds. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Ancillary Services Division. In 1994, the Company began an effort it believes is unique in the Long Term Care (LTC) industry. The Ancillary Services Division (ASD) manages relationships between hospitals and nursing homes, whereby hospitals deliver clinical services (physical therapy, speech therapy, radiology, etc.) on-site at nursing homes. This program provides enhanced continuity of care for patients transitioning between acute hospital and nursing facility settings, and intensifies community relationships between the two types of facilities. The ASD currently has contractual agreements in the states of Arizona, Colorado, Louisiana, Oklahoma and Texas and considers its market to be nationwide in scope. The ASD is also expected to aid the Company's LTC Medicaid and Medicare managed care program development through the cultivation of relationships with the nursing home industry.

COMPETITION

         The competitive forces in the marketplace serving Medicaid and indigent populations are changing rapidly. A number of established, large commercial HMOs are currently serving or entering the market. Several smaller, regional publicly-traded HMOs are also moving into this market segment. Additionally, there is an emergence of several small companies focusing specifically on Medicaid managed care business. The movement of nearly every state Medicaid program in the country away from traditional fee-for-service insurance programs to managed care has severely threatened the traditional third party administrator and state/government contractor companies who stand to lose significant business to managed care companies. This structural shift will force all current and new contractors to endeavor to adapt themselves to the managed care environment as well.

         These changes are also likely to accelerate the creation of provider based delivery systems consisting of providers who traditionally have served the Medicaid population through fee-for-service programs. As the movement to managed care continues in the provider community, a large number of physician practices and groups have turned to management organizations to assist with their business functions. These management organizations will likely enter the Medicaid managed care niche. All of the foregoing entities, some of which are separately discussed below, will compete to varying degrees with the services offered by MCS, and many of them have much greater financial and other resources than MCS.

         HMOs and Insurance Companies. HMOs and insurance companies that now have a large market share in the states targeted by MCS are expected to be strong competitors. These entities may currently be processing claims for the State Medicaid Agency or Medicare as a third-party administrator, and in some cases, may already be participating in regionalized Medicaid or Medicare managed care programs. HMO/insurance entities expected to expand or emerge in the Medicaid industry include United Health Care, CIGNA, Blue Cross plans, FHP, Prudential, and other HMO companies seeking expanded market share. HMOs and insurance companies have the requisite capital, underwriting expertise, and provider networks to develop and implement a Medicaid/Medicare health plan.

         Hospitals. Hospitals are expected to enter the Medicaid and Medicare markets to increase their prospective patient base and to protect existing market share.

         Physician Organizations. Physician organizations are strongest in the provider network area. Physician groups consisting of primary care providers and specialists can be very influential in the contracting arena because they are the "gatekeeper" within a managed care environment. Physician organizations often collaborate with a strong hospital partner to form managed care entities.

         Community Health Centers. Community Health Centers (CHCs) are nonprofit community organizations that serve primarily low income persons and many Medicaid recipients. CHCs serve about 7,000,000 persons each year throughout the United States. Approximately 40% of CHC clientele are Medicaid recipients. Many CHCs receive federal funding assistance and as such are designated as Federally Qualified Health Centers (FQHCs). CHCs are concerned that the perception of Medicaid as a new and profitable market opportunity may, in some cases, threaten the very existence of CHCs. CHCs have a long and successful history of serving Medicaid beneficiaries that imparts a competitive experience edge and prime geographic locations in both rural and urban areas. CHCs have typically been unable to develop substantial financial reserves, which could handicap competitive efforts as Medicaid/Medicare managed care matures in the next several years. In response, the CHC advocacy organization, the National Association of Community Health Centers, has developed a national Management Services Organization (MSO) to assist CHCs in retaining their market share, especially in the Medicaid program.

         Management Companies. A variety of management and third party administrator companies have emerged and are expected to continue to emerge to compete with MCS to administer Medicaid and Medicare health plans established by provider organizations. Although MCS is currently only one of a few companies to have succeeded in multiple markets (Arizona and Hawaii) in which all the state's Acute Care Medicaid recipients are placed in managed care plans, several other companies have had successes in states where some managed care experimentation and development has occurred.

         MCS believes that the principal factors affecting competition in all of its lines of businesses are customer service, track record of performance, employee expertise, competitive pricing, and corporate reputation. MCS believes that it competes favorably in these areas.

RECURRING REVENUE

         MCS's recurring revenue (defined as revenue generated pursuant to a multi-year contract or pursuant to an ongoing contract whose nature contemplates continued renewals) for the three fiscal years ended May 31, 1996, 1995 and 1994, was $22,600,000, $6,100,000 and $5,200,000, respectively, or 97%, 98% and
97% of total revenues, respectively.

BACKLOG

         As of May 31, 1996 and May 31, 1995, MCS's traditional backlog, consisting of signed contracts or purchase orders for services that are expected to be realized over the next twelve months, was approximately $51,500,000 and $7,900,000, respectively.

EMPLOYEES

         On May 31, 1996, the Company employed 382 persons on a full-time basis and approximately 24 on a part-time basis. Substantially all of the part-time employees were in direct health care. None of the Company's employees are represented by unions.

         On July 29, 1996, the Company laid off 45 (or approximately 10%) of its employees, and as of August 15, 1996 employs 384 persons on a full-time basis and 21 on a part-time basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

     NAME                   AGE    POSITION(S) HELD
     ----                   ---    ----------------
     Richard C. Jelinek      59    Chairman and Director
     James A. Burns          53    Vice Chairman, Chief Executive Officer,
                                   President and Director

     Michael J. Kennedy      40    Chief Financial Officer
     William G. Brown        53    Secretary and Director

         Richard C. Jelinek, age 59, Chairman of the Board of Medicus Systems Corporation, was co-founder of the predecessor of the Predecessor Corporation in 1969 and served as Chief Executive Officer of the Predecessor Corporation from its incorporation in December 1984 until February 27, 1996. From 1983 to 1985 he was also Chairman of the Board and Chief Executive Officer of Mediflex Systems Corporation. Prior to founding the predecessor of the Predecessor Corporation, Mr. Jelinek was Associate Professor of Industrial Engineering and Hospital Administration and Director, Systems Engineering Group, Bureau of Hospital Administration at The University of Michigan. He has a Ph.D. in Industrial Engineering from The University of Michigan. Mr. Jelinek also serves as a director of Spectra Medical Systems, Inc. He has been a director of Medicus Systems Corporation since its incorporation in 1984 and of the Company and Medicus Systems Corporation since the Distribution and Mergers.

         James Burns, 53, has been Vice Chairman of MCS since the Mergers and became Chief Executive Officer and President on August 13, 1996. Prior to that, he was President of MCSAZ since 1992. Previously, he served as President of Med*Star Management Corporation from 1990 through 1992, as Senior Vice President of Health Management Associates, Inc. from 1987 through 1990 and as Executive Vice President of Lincoln National Health Plan from 1984 through 1987.

         Michael Kennedy, 40, has been Chief Financial Officer since April 1996. Previously, he was Vice President - Treasurer of In Home Health, Inc. from 1993 to 1996, Vice President - Controller of In Home Health, Inc. from 1991 to 1993, and Controller from 1989 to 1991. From 1978 to 1989 he was with Deloitte and Touche as a Certified Public Accountant.

         William G. Brown, age 53, is a partner of Bell, Boyd & Lloyd, Chicago, Illinois, counsel to the Company and Medicus Systems Corporation, and has been Secretary and a director of the Predecessor Corporation since its incorporation in December 1984 and of the Company and Medicus Systems Corporation since the Distribution and Mergers. Mr. Brown is also a director of MYR Group, Inc., Dovenmuehle Mortgage, Inc. and CFC International, Inc.

ITEM 2.    PROPERTIES

         The Company's executive offices are located in Phoenix, Arizona, in approximately 29,000 square feet of leased space. The Company leases 17 other offices in various cities and towns in Arizona, California, Colorado, Hawaii, Illinois, Indiana, Michigan and Missouri. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.    LEGAL PROCEEDINGS

         Redpath Computer Services, Inc. and Isotech Marketing, Inc., Arizona corporations that have filed for protection under Chapter 11 of the Bankruptcy Code, have filed an action against the Company and Ventana, among other defendants, seeking substantial damages for alleged breach of contract, copyright infringement and conversion of software and unfair competition. The complaint was filed in the United States Bankruptcy Court for the District of Arizona (Case No. 94-10160 and No. 94-10161, Adversary No. 96-297).

         The Company, Ventana and the other defendants considered the complaint to be so confusing and incomplete that they moved the Court to compel the plaintiffs to file a more coherent pleading. The defendants also filed motions to have the lawsuit transferred to the United States District Court for the District of Arizona. The plaintiffs agreed to the transfer and to file an amended complaint, which they have not yet done. Investigation is only in the early stages and no discovery has been conducted. The Company believes the lawsuit is without merit and intends to vigorously contest it.

         The Company is also a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market System under the symbol "MCSX". As of August 20, 1996 there were approximately 143 record holders of the common stock.

         The MCS Common Stock began trading under the MCSX symbol on March 1, 1996, the date of the Distribution and Mergers. The high and low closing sale prices for the Common Stock as reported by NASDAQ from that date until May 31, 1996 are set forth below.

                                     Year Ended May 31, 1996
                                     -----------------------
                                      High              Low
                                      ----              ---
          March 1 through May 31      $8.00            $5.58

         The high and low reported sale prices for the common stock of the Predecessor Corporation from the beginning of the 1995 fiscal year until the Distribution and Mergers, as reported by NASDAQ, are set forth below. Such prices have not been adjusted to reflect the Distribution, the reverse stock split which occurred immediately after the Distribution, or the Mergers.

                                      High        Low
                                      ----        ---
         Fiscal Year 1995

           First Quarter            $ 10.25      $ 8.75
           Second Quarter             15.25       11.75
           Third Quarter              20.06       12.25
           Fourth Quarter             18.00       10.50

         Fiscal Year 1996

           First Quarter            $ 11.50      $ 7.50
           Second Quarter             10.00        7.56
           Third Quarter              10.50        6.00

These prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. The Company intends to reinvest any earnings in continued expansion and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

         (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA

                                                                Year Ended May 31
                                                 --------------------------------------------
                                                    1996      1995     1994     1993     1992
                                                    ----      ----     ----     ----     ----
Revenues                                         $23,192    $6,190   $5,332   $4,642   $4,039
Income (loss) from operations                     (2,799)      721      968      880      697
Income (loss) from continuing operations          (2,214)      461      623      539      434
Income from continuing operations per share         (.82)      .21      .30      .30      .24
Cash dividends per share                             .14       .43        -        -        -
Weighted average number of shares outstanding      2,702     2,235    2,106    1,821    1,794

BALANCE SHEET DATA
                                                                      May 31
                                                 ---------------------------------------------
                                                    1996      1995     1994     1993      1992
                                                    ----      ----     ----     ----      ----
Working Capital (Deficit)                        $(2,640)   $6,625   $1,220   $  605   $    97
Total assets                                      27,599     6,911    1,598    1,082       555
Long-term debt                                       267         -        -        -         -
Shareholders' equity                              12,194     6,778    1,316      693       154

All amounts have been restated on a continuing operations basis. Discontinued operations are more fully discussed in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

The following discussion pertains to the managed care business and continuing operations of the Company. The other business activities, which have been conducted by Medicus since the distribution on March 1, 1996, are separately identified as discontinued operations. Results presented consist of the Company's managed care business for the period June 1, 1993 to May 31, 1996 consolidated with the operations of all three wholly owned subsidiaries (MCSAZ, Ventana, and AHC) for the period March 1, 1996 to May 31, 1996.

          The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                          Percent of Revenues                 Percent Change
                                          -------------------                 --------------
                                       1996      1995       1994      1995 to 1996    1994 to 1995
                                       ----      ----       ----      ------------    ------------
Revenues                              100.0%    100.0%     100.0%        274.7%          16.1%
                                      -----     -----      -----
Direct cost of operations              91.2      71.7       68.6         376.9           21.1
Marketing, sales and administrative    20.9      16.7       13.2         368.1           46.9
                                      -----     -----      -----
     Total costs and expenses         112.1      88.4       81.8         375.2           25.3
                                      -----     -----      -----
Operating income (loss)               (12.1)     11.6       18.2        (488.2)         (25.5)

Comparison of Fiscal Year 1996 to Fiscal Year 1995

         Revenues increased 275% from $6,190,000 in fiscal 1995 to $23,192,000 in fiscal 1996, principally as a result of the Mergers. Revenues for fiscal 1996 consisted of $10,915,000 from fees received for management of health plans not owned by the Company and $12,277,000 from capitation revenue received by Ventana and AHC after the March 1, 1996 effective date of the Mergers. Management fee revenue increased 76% in fiscal 1996 due to an increase in rates and services provided on contracts in existence at June 1, 1995 (22% of the increase), the addition of new contracts during fiscal 1996 (43% of the increase) and revenues generated by contracts managed by MCSAZ since the effective date of the Mergers (35% of the increase).

         The most significant revenue growth occurred as a result of a contract that commenced December 1995 with Colorado Access to administer its Medicaid and indigent acute care program. This contract achieved a 42,000 membership level in its third month of operation, which represented annual revenues of approximately $3,700,000.

         The Company incurred operating losses attributable to the Colorado Access contract of $857,000 for fiscal 1996 as a result of a rate reduction and start-up expenses. The contract included a significant rate reduction when membership reached the 40,000 membership level. It was originally estimated that the program would not reach this membership level for two years, at which time the cost to administer this program would have decreased significantly.

         After unsuccessful attempts to negotiate a rate increase, the Company notified Colorado Access in July 1996 that it was terminating the contract. It was mutually agreed that the Company would assist in a timely transfer of management operations to Colorado Access. In return, Colorado Access agreed that the Company would incur no further losses on this contract from the notice date until the transfer is completed, which is anticipated to occur by October 31, 1996.

         Ventana is the Company's Long Term Care Medicaid HMO currently providing services in eight Arizona counties under a contract that expires September 30, 1996. In July, Ventana was awarded a five year contract for seven counties, commencing October 1, 1996.

         AHC, the Company's Acute Care Medicaid HMO in Arizona, is operating under a three-year contract (October 1994 through September 1997) that had intense pricing competition during the bidding process. The agreed upon rates have resulted in AHC, as well as several other HMO plans participating in this program, incurring operating losses. Without a significant rate increase from AHCCCS for the third year of the contract, which begins October 1, 1996, coupled with measurable improvements in medical expense costs, AHC will continue to incur losses through the end of the contract term. If adequate rate increases and medical expense improvements do not appear likely, it is management's intention to terminate this contract on September 30, 1996.

         In conjunction with the acquisition of AHC, the Company recorded a loss contract reserve of $542,000, including anticipated contract losses of $440,000 for the period June 1, 1996 to September 30, 1996. Subsequent to the effective date of the Mergers, the Company has charged operating losses incurred against this reserve. As a result these contract losses are not fully reflected in the Company's operating results for any period presented.

         At May 31, 1996, AHC had a net deficit of $1,577,000. The Company is obligated to fund this deficit or find other alternatives acceptable to AHCCCS by November 27, 1996. There can be no assurance at this time that the Company will be able to provide such funds or find other alternatives acceptable to AHCCCS.

         Direct cost of operations increased 377% to $21,151,000 in fiscal 1996 from $4,435,000 in fiscal 1995. Direct cost of operations for fiscal 1996 consisted of $9,511,000 related to fees generated from management of health plans not owned by the Company and $11,640,000 from Ventana and AHC. The direct cost of operations to manage plans as a percentage of related revenue increased from 72% in fiscal 1995 to 77% in fiscal 1996 primarily as a result of the Colorado Access contract.

         The direct costs of Ventana and AHC, respectively, as a percentage of related revenue for the period from the date of acquisition to May 31, 1996 were 86% and 104%.

         Marketing, sales, and administrative expenses increased 368% from $1,034,000 in fiscal 1995 to $4,840,000 in fiscal 1996. This increase is primarily the result of the additional marketing, sales and administrative activities of MCSAZ, Ventana, and AHC subsequent to the effective date of the Mergers and the impact of an administrative services agreement with Medicus.

          Effective March 1, 1996, the Company entered into an administrative services agreement with Medicus, whereby Medicus agreed to provide the Company with certain administrative support services for a one year period for a fee of $700,000. The Company has accrued the full amount due under this agreement as of May 31, 1996 as it believes that it has received all benefits under the agreement.

         Interest income for fiscal 1996 was $339,000 which is primarily related to investments held by Ventana and AHC subsequent to the acquisition.

         Income tax benefit in fiscal 1996 is the result of the Company offsetting losses generated by the parent entity in fiscal 1996 against income generated in prior periods. Losses incurred by the acquired operations can only be utilized against earnings of the consolidated operations subsequent to the effective date of the Mergers.

         As of May 31, 1996, the Company has a net operating loss carryforward of $876,000 which expires in 2011. The Company also has a net operating loss carryforward of $792,000, generated by a subsidiary prior to the Mergers, which expires in 2011. The ability of the Company to utilize these net operating loss carryforwards is dependent upon the Company generating future taxable income. Additionally, if a substantial change in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. These limitations could affect the Company's ability to utilize the entire amount of its loss carryforwards.

         Income (loss) from continuing operations was ($2,214,000) in fiscal 1996 versus $461,000 in fiscal 1995. The primary reasons for the change in profitability were the losses incurred by AHC, losses incurred on the Colorado Access contract and the impact of the Medicus administrative services agreement.

         Discontinued operations generated a net loss of $254,000 in fiscal 1996 versus net income of $3,025,000 in fiscal 1995. The decrease was primarily due to lower software and related services sales and increased costs of maintenance and support services.

Comparison of Fiscal Year 1995 to Fiscal Year 1994

         Revenues increased 16% to $6,190,000 in fiscal 1995 from $5,332,000 in fiscal 1994. The increase was primarily due to revenues from a contract that commenced in January 1994 with the State of Indiana Office of Medicaid Policy and Planning to administer facets of Indiana Medicaid's Primary Care Case Management Program. Significant revenues in both years were provided by the contract with the County of San Diego to provide administrative services for the County's indigent health care and perinatal access programs. This contract and related business represented 71% and 84% of the Company's revenues in fiscal years 1995 and 1994, respectively.

         Direct cost of operations increased 21% to $4,435,000 in fiscal 1995 from $3,660,000 in fiscal 1994. The increase is primarily associated with the State of Indiana administrative contract. Direct cost of operations as a percentage of revenues increased to 72% from 69% due to normal operating expense increases on the County of San Diego contract which were not offset by contractual increases in billings.

         Marketing, sales and administrative expenses increased 47% to $1,034,000 in fiscal 1995 from $704,000 in fiscal 1994. The increase primarily resulted from an increase in administrative resources focused on the growth and management of the business.

         Income from continuing operations decreased from $623,000 in fiscal 1994 to $461,000 in fiscal 1995. The decrease was primarily the result of increased direct costs of operations and marketing, sales and administrative expenses as a percent of revenue.

         Discontinued operations generated $3,025,000 of net income in fiscal 1995 versus $3,225,000 in fiscal 1994. The decrease reflected higher costs associated with research and development, marketing, and sales without a comparable increase in revenue.

         LIQUIDITY AND CAPITAL RESOURCES

Comparison of fiscal year 1996 to fiscal year 1995

         During fiscal 1996 the Company's cash and cash equivalents increased $2,329,000 to $3,804,000 at May 31, 1996 including an increase in restricted cash of $3,082,000. Operating activity used $2,827,000 in fiscal 1996 versus providing $231,000 in fiscal 1995. The primary cause for the change was the loss from continuing operations and growth in accounts receivable both of which were partially offset by growth in current liabilities.

         Investing activities provided $2,852,000 in fiscal 1996 versus using $4,113,000 in fiscal 1995. Sources of cash included cash acquired in the Mergers of $1,700,000 and sales of securities. Cash was used to purchase $1,593,000 of property and equipment for expansion and to fund a $2,000,000 loan to Choice to allow it to apply for its HMO license in Illinois.

         Financing activities generated $1,958,000 in fiscal 1996 versus $3,956,000 in fiscal 1995. Short term debt issued in fiscal 1996 was the principal source of funds while an infusion of $5,000,000 from Medicus, in contemplation of the separation of the two business units, was the primary source of funds in fiscal 1995. Both years include the use of funds to pay dividends. The Company purchased $1,039,000 less in treasury stock in fiscal 1996 versus fiscal 1995 and issued $266,000 less in stock under employee stock plans for the same periods. The balance of the treasury stock was retired.

         Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS' proportionate share of net assets (after inter-company eliminations) which, at May 31, 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,295,000 at May 31, 1996, with deposit and reserve requirements (performance bonds) representing $2,057,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,238,000. Ventana provided funds to MCS under three separate loans and one line of credit agreement totaling $2,407,000 at May 31, 1996. All such agreements were pre-approved as required by AHCCCS.

         Operating cash flows were negative for fiscal 1996. Additionally, the Company has negative working capital of $2,640,000 at May 31, 1996. In an effort to reduce its negative operating cash flows, in July the Company reduced its total workforce from 442 to 397, which is expected to result in an estimated annual savings of $1,700,000. In addition, the Company has implemented stringent controls over other expenses. It is in the process of consolidating its AHC operations by closing two satellite offices in Arizona. The closure of these two offices is expected to result in estimated savings of $240,000 annually and, by bringing these operations into one facility, is also expected to improve controls over medical expenses. There can be no assurance as to the amount of savings which will actually result from the actions described above.

         The Company is also reviewing its corporate space requirements. It is considering relocating its corporate headquarters elsewhere in the Phoenix area where it can reduce rent expense as well as more efficiently utilize the space available. The Company's existing leases on its corporate headquarters will expire in January 1997.

         In August, the Company signed a letter of intent with BCBSTX whereby BCBSTX will invest $3,000,000 in the Company in the form of a convertible secured loan. The loan bears an interest rate of 8% payable at the end of the initial three year term. It is convertible into the Company's common stock at $3.85. The loan may be extended for two years beyond the initial term if certain conditions are met. BCBSTX will also receive a warrant to purchase 100,000 shares of the Company's common stock at $4.45 and has a right of first refusal to participate as an equity partner in future MCS funding requirements. The transaction is subject to approval by both parties and is scheduled to close in September 1996.

         MCS has committed to provide CCM a line of credit of up to $500,000 at prime plus 2% to assist CCM in maintaining minimum financial requirements. Although MCS has made the commitment to provide funds if requested by CCM, it is not possible to determine at this time whether such request may be made by CCM's management. Also, there can be no assurance at this time that the Company will be able to provide such funds.

         In April, 1996 the Company entered into an agreement with Community Health Care, Inc. (CHCI) pursuant to which the Company became a 49% owner in Choice, a new HMO being developed in Illinois. The Company is obligated to develop the HMO, provide the capital to purchase equipment for the plan and provide the equity capital necessary to apply for the HMO license. The equity capital requirement was met in April when the Company loaned Choice $2,000,000 in the form of a seven year note. These funds are being held in an escrow account. It is the Company's opinion that existing capitation and hospital rates will not allow this plan to be financially viable, the Company has notified Choice that it should be dissolved, our relationship with Choice terminated, and the $2,000,000 loan repaid.

         In June 1996 the Company formed a limited liability corporation with Benova, Inc., a privately held for-profit company located in Portland, Oregon, that provides benefits enrollment services. The limited liability corporation, known as Benova Managed Care Solutions (BMCS) has submitted a bid to the State of New York to administer enrollment broker, member education, and information services to over one million Medicaid recipients to be enrolled into managed care plans. The Company will own 65% of BMCS and is required to provide initial capitalization, estimated to be $1,500,000 for capital equipment and working capital. There can be no assurance at this time that the Company will be able to provide such funds. BMCS is one of two finalists bidding on the Contract which is expected to be awarded before the end of calendar 1996.

         The Company believes that, based on its current projections and assuming the completion of the BCBSTX transaction, its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1997. The Company will continue its effort to increase revenues, renegotiate existing agreements, and minimize operating costs. However, the Company can make no assurances that it will meet its current projections or that the BCBSTX transaction will be consummated. If the Company is not successful in completing the BCBSTX transaction or obtaining other financing, it will have to consider seriously reducing the scope of its business activities.

Comparison of fiscal year 1995 to fiscal year 1994

         Cash and cash equivalents increased $74,000 in fiscal 1995 to $1,475,000 at May 31, 1995. Operating activities provided $231,000 in fiscal 1995, a decrease from $582,000 in fiscal 1994. This decrease was principally due to the reduction in income from continuing operations.

         Investing activities used $4,113,000 in fiscal 1995 principally due to investment of funds received from the infusion of cash from Medicus.

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS No. 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, requires the recognition of impairment losses on long-lived assets and certain intangible assets to be disposed of. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to continue to measure compensation cost under APB No. 25 and will comply with the pro forma disclosure requirements in fiscal 1997.

         IMPACT OF INFLATION

         To date, the rate of inflation has not had a material impact on the Company's results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is attached as referenced under item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 1996 Proxy Statement, and is incorporated herein by reference.

         Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

         Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item will be contained in the section entitled "Certain Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of this Report

         The Consolidated Financial Statements and Schedules filed with this Form 10-K are listed below with their location in this report and are included in Item 8 above.

         1.       Financial Statements

         Report of Independent Accountants..................................................   25
         Consolidated Balance Sheet.........................................................   26
         Consolidated Statement of Operations...............................................   27
         Consolidated Statement of Changes In Shareholders' Equity..........................   28
         Consolidated Statement of Cash Flows...............................................   29
         Notes to Consolidated Financial Statements.........................................   30-48


         2        Financial Statement Schedules

                                                                                               PAGE

         Schedule I. Condensed Financial Information of the Registrant..................       49-53
         Schedule II. Valuation and Qualifying Accounts.................................       54

         All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereon.

         (b)      Reports on Form 8-K

         The Company filed a form 8-K dated March 1, 1996 reporting the Mergers and Distribution, and on April 30, 1996 filed an amendment on Form 8-K/A to such report which amendment included certain financial information not available at the time of filing of the original report. The Report on Form 8-K, as amended, included or incorporated by reference the following financial statements:

         Financial Statements of Registrant (now known as Managed Care Solutions, Inc.) - Balance Sheets as of November 30, 1995 (unaudited), May 31, 1995 and 1994, the related Statements of Income and Cash Flows for the six months ended November 30, 1995 (unaudited) and 1994 (unaudited) and for the years ended May 31, 1995, 1994 and 1993, and the related Statements of Changes in Stockholders' Equity for the six months ended November 30, 1995 (unaudited) and for the years ended May 31, 1995, 1994 and 1993, and the related report of independent accountants.

         Ventana Health Systems, Inc. - Balance Sheets as of September 30, 1995, 1994 and 1993, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the years ended September 30, 1995, 1994 and 1993, and the related independent auditors' reports.

         Unaudited Condensed Balance Sheet as of December 31, 1995, and the related Unaudited Condensed Statements of Income, changes in Stockholders' Equity and Cash Flows for the three months ended December 31, 1995 and 1994.

         Arizona Health Concepts, Inc. - Balance Sheets as of September 30, 1995, 1994 and 1993, and the related Statements of Operations, changes in Stockholders' Equity (Deficit) and Cash Flows for the years ended September 30, 1995, 1994 and 1993, and the related auditors' reports.

         Unaudited Condensed Balance Sheet as of December 31, 1995, and the related Unaudited Condensed Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three months ended December 31, 1995 and 1994.

         Financial Statements of Managed Care Solutions, Inc. (now known as Managed Care Solutions of Arizona, Inc.) - Balance Sheets as of December 31, 1995 and 1994, the related Statements of Operations and Cash Flows for the years ended December 31, 1995 and 1994 and the period from April 1, 1993 (date of inception) to December 31, 1993, and the related Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1995 and 1994 and the period from April 1, 1993 (date of inception) to December 31, 1993, and the related independent auditors' reports.

         (c)      Exhibits

         Exhibit No.    Description

               2.1 Agreement and Plan of Merger by and among Ventana Health Systems, Inc., Arizona Health Concepts, Inc., Managed Care Solutions, Inc., VHS Managed Care Merger Sub, Inc., AHC Managed Care Merger Sub, Inc., MCS Managed Care Merger Sub, Inc. and the registrant (1).
               2.2 Distribution Agreement by and between Medicus Systems Software, Inc. and Medicus Systems Corporation (2).
               3.1 Conformed Certificate of Incorporation of the Registrant, as amended (3)
               3.2      Restated Bylaw (4)
               10.1 Line of Credit Agreement dated July 11, 1996 as amended, with First Interstate Bank of Arizona
               10.2     (a)      Contract between the registrant and San Diego
                                 County, California and amendments thereto(5)
                        (a)(1)   Ninth Amendment to contract between the
                                 registrant and San Diego County, California(6)
                        (a)(2)   Tenth Amendment to contract between the
                                 registrant and San Diego County, California(7)
                        (a)(3)   Eleventh Amendment to contract between the
                                 registrant and San Diego County, California(8)
                        (a)(4)   Twelfth Amendment to contract between the
                                 registrant and San Diego County, California(9)
                        (a)(5)   Thirteenth Amendment to contract between the
                                 registrant and San Diego County, California(10)
                        (a)(6)   Fourteenth Amendment to contract between the
                                 registrant and San Diego County, California
                        (a)(7)   Fifteenth Amendment to contract between the
                                 registrant and San Diego County, California
               10.3 Service Agreement between registrant and Medicus System Software, Inc.
               10.4     The Company's 1996 Stock Option Plan*
               10.5     The Company's 1995 Stock Option Plan, as amended*
               10.6     The Company's 1995 Directors' Stock Option Plan*
               10.7     The Company's Employee Stock Purchase Plan*
               10.8     Contract between the registrant and Colorado Access(11)
               10.9     (a)      Contract between Ventana Health Systems and
                                 Arizona Health Care Cost Containment System
                                 Part 1 through Part 5
                        (a)(1)   Amendment 7 to the Contract  between Ventana
                                 Health Systems and Arizona Health Care Cost
                                 Containment System
                        (a)(2)   Amendment 8 to the Contract between Ventana
                                 Health Systems and Arizona Health Care Cost
                                 Containment System
                        (a)(3)   Amendment 9 to the Contract between Ventana
                                 Health Systems and Arizona Health Care Cost
                                 Containment System
                        (a)(4)   Amendment 10 to the Contract  between Ventana
                                 Health Systems and Arizona Health Care Cost
                                 Containment System
                        (a)(5)   Amendment 11 to the Contract between Ventana
                                 Health Systems and Arizona Health Care Cost
                                 Containment System
               10.10    (a)      Contract between Arizona Health Systems and
                                 Arizona Health Care Cost Containment Systems

                        (a)(1)   Amendment 2 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
                        (a)(2)   Amendment 4 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
                        (a)(3)   Amendment 5 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
                        (a)(4)   Amendment 6 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
                        (a)(5)   Amendment 7 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
                        (a)(6)   Amendment 9 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
                        (a)(7)   Amendment 10 to contract between Arizona Health
                                 Systems and Arizona Health Care Cost
                                 Containment Systems
               10.11    (a)      First Amendment to contract between registrant
                                 and State of Indiana
                        (a)(1)   Second Amendment to contract between registrant
                                 and State of Indiana
                        (a)(2)   Third Amendment to contract between registrant
                                 and State of Indiana
               10.12    (a)      Administrative Services contract between
                                 registrant and Community Choice Michigan
                        (a)(1)   First Amendment to Administrative Services
                                 contract between registrant and Community
                                 Choice Michigan
                        (a)(2)   Second Amendment to Administrative Services
                                 contract between registrant and Community
                                 Choice Michigan
               10.13    (a)      Letter Consulting Agreement between registrant
                                 and Community Choice Michigan
                        (a)(1)   First Amendment to Consulting Agreement between
                                 registrant and Community Choice Michigan
                        (a)(2)   Second Amendment to Consulting Agreement
                                 between registrant and Community Choice
                                 Michigan
               10.14    Employment Agreement between the Company and Blaine
                        Bergeson*
               10.15    Employment Agreement between the Company and James A.
                        Burns*
               10.16 Administrative Services Agreement between registrant and AlohaCare
               10.17 Administrative Services contract between registrant and Community Health Choice of Illinois, Inc.
               10.18    Contract between registrant and Benova
               10.19 Letter of Credit Agreement dated June 3, 1996 with First Interstate Bank of Arizona
               10.20 Contract between registrant and State of California Managed Risk Medical Insurance Board
               10.21 Contract between registrant and Cornerstone Health Management Company
               10.22 Shareholder Agreement between registrant, Community Health Care of Illinois and Community Health Choice of Illinois
               10.23    (a)      Administrative Services contract between the
                                 registrant and Community Care Plus
                        (a)(1)   First Letter Amendment to the Administrative
                                 Services contract between the registrant and Community Care Plus

                        (a)(2)   Second Letter Amendment to the Administrative
                                 Services contract between the registrant and
                                 Community Care Plus
               10.24    Form of Indemnification Contract between the registrant
                        and its officers and directors (12)*
               11       Computation of Per Share Earnings
               21       Subsidiaries of the Registrant
               23       Consent of Independent Accountants
               27       Financial Data Schedule
- - -------------
* Indicates exhibits which constitute management contracts or compensatory plans or agreements.

(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.

(2) Incorporated by reference to Exhibit 2(b) to the registrant's Report on Form 8-K dated March 1, 1996, as amended by Form 8-K/A-1 filed on April 30, 1996.

(3) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.

(4) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.

(5) Incorporated by reference to Exhibit 10(6) filed as part of the Registrant's Statement Number 33-41253.

(6) Incorporated by reference to Exhibit 10(a)(1) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(7) Incorporated by reference to Exhibit 10(a)(2) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(8) Incorporated by reference to Exhibit 10(a)(3) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(9) Incorporated by reference to Exhibit 10(a)(4) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(10) Incorporated by reference to Exhibit 10(a)(5) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(11) Incorporated by reference to Exhibit 10(a)(6) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(12) Incorporated by reference to Exhibit 10(g) filed as part of Registration Statement Number 33-41253.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona.

                                       MANAGED CARE SOLUTIONS, INC.

                                       By:      /s/ James A. Burns
                                                --------------------------------
                                                James A. Burns, President

                                       Dated:   August 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature                      Title                                 Date
- - ---------                      -----                                 ----
/s/ James A. Burns             Vice Chairman, Chief Executive        August 29, 1996
- - ---------------------------    Officer, President and Director
James A. Burns                 (Principal Executive Officer)

/s/ Michael J. Kennedy         Vice President and Chief Financial    August 29, 1996
- - ---------------------------    Officer (Principal Financial and
Michael J. Kennedy             Accounting Officer)

                               Director                              August 29, 1996
- - ---------------------------
Walter J. McNerney

/s/ Richard C. Jelinek         Chairman, Director                    August 29, 1996
- - ---------------------------
Richard C. Jelinek

/s/ William G. Brown           Director                              August 29, 1996
- - ---------------------------
William G. Brown

/s/ Risa Lavizzo-Mourey        Director                              August 29, 1996
- - ---------------------------
Risa Lavizzo-Mourey

/s/ Henry Kaldenbaugh, M.D.    Director                              August 29, 1996
- - ---------------------------
Henry Kaldenbaugh, M.D.

/s/ John Lingenfelter, M.D.    Director                              August 29, 1996
- - ---------------------------
John Lingenfelter, M.D.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Managed Care Solutions, Inc.

In our opinion, the consolidated financial statements and schedules listed in the index appearing under Item 14(a) (1) and (2) present fairly, in all material respects, the financial position of Managed Care Solutions, Inc. and its subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Phoenix, Arizona
August 28, 1996

                          MANAGED CARE SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                               May 31,
                                                                  --------------------------------
                                                                      1996                 1995
                                                                  ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash
     of $3,082,000 as of May 31, 1996                             $  3,804,000        $  1,475,000
   Short-term investments                                            3,000,000           4,000,000
   Accounts and notes receivable and unbilled services, net          4,353,000           1,120,000
   Related party accounts and notes receivable                          91,000                  --
   Prepaid expenses and other                                          832,000             159,000
   Deferred taxes, net                                                 169,000                  --
   Net assets of discontinued operations                                    --          22,363,000
                                                                  ------------        ------------
       Total current assets                                         12,249,000          29,117,000
Notes receivable                                                       139,000                  --
Related party notes receivable                                       2,783,000                  --
Property and equipment, net                                          4,147,000             155,000
Performance bonds                                                    4,078,000                  --
Goodwill, net                                                        3,534,000                  --
Deferred taxes, net                                                     73,000                  --
Other assets                                                           596,000               2,000
                                                                  ------------        ------------
                                                                  $ 27,599,000        $ 29,274,000
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $    379,000        $     84,000
   Accrued medical claims                                            6,331,000                  --
   Risk pool payable                                                 1,646,000                  --
   Related party risk pool payable                                     117,000                  --
   Accrued expenses                                                  3,609,000              45,000
   Loss contract reserve                                               510,000                  --
   Due to Medicus Systems Corporation                                  647,000                  --
   Current portion of long-term debt                                 1,650,000                  --
                                                                  ------------        ------------
       Total current liabilities                                    14,889,000             129,000
Long-term debt                                                         267,000                  --
Related party long-term debt                                           249,000                  --
Deferred income taxes                                                       --               4,000
                                                                  ------------        ------------
       Total liabilities                                            15,405,000             133,000
                                                                  ------------        ------------
Commitments                                                                 --                  --
Stockholders' equity:
   Voting preferred stock, $1,000 par value
     Authorized, issued and outstanding - 6.85 shares                    7,000                  --
   Common stock, $0.01 par value
     Authorized - 10,000,000 shares
     Issued - 4,365,000 shares and 6,432,000 shares                     44,000              64,000
   Capital in excess of par value                                   14,310,000          16,022,000
   Less treasury stock, at cost - 46,000 shares                             --            (543,000)
   Retained earnings (deficit)                                      (2,167,000)         13,598,000
                                                                  ------------        ------------
       Total stockholders' equity                                   12,194,000          29,141,000
                                                                  ------------        ------------
                                                                  $ 27,599,000        $ 29,274,000
                                                                  ============        ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            FOR THE YEARS ENDED MAY 31,
                                               ---------------------------------------------------
                                                   1996                1995               1994
                                               ------------        ------------       ------------
Revenues                                       $ 23,192,000        $  6,190,000       $  5,332,000
                                               ------------        ------------       ------------
Direct cost of operations                        21,151,000           4,435,000          3,660,000
Marketing, sales and administrative               4,840,000           1,034,000            704,000
                                               ------------        ------------       ------------
     Total costs and expenses                    25,991,000           5,469,000          4,364,000
                                               ------------        ------------       ------------
Operating income (loss)                          (2,799,000)            721,000            968,000
Interest income                                     339,000                  --                 --
                                               ------------        ------------       ------------
Income (loss) from continuing
   operations before income taxes                (2,460,000)            721,000            968,000
Provision (benefit) for income taxes               (246,000)            260,000            345,000
                                               ------------        ------------       ------------
Income (loss) from continuing operations         (2,214,000)            461,000            623,000
Discontinued operations, net of taxes              (254,000)          3,025,000          3,225,000
                                               ------------        ------------       ------------
Net income (loss)                              $ (2,468,000)       $  3,486,000       $  3,848,000
                                               ============        ============       ============
Net income (loss) per share
   Continuing operations                       $      (0.82)       $       0.21       $       0.30
   Discontinued operations                            (0.09)               1.35               1.53
                                               ------------        ------------       ------------
                                               $      (0.91)       $       1.56       $       1.83
                                               ============        ============       ============
Weighted average common and
   common equivalent shares outstanding           2,702,000           2,235,000          2,106,000
                                               ============        ============       ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              PREFERRED STOCK             COMMON STOCK
                                                         -------------------------  -------------------------
                                                                                                                 CAPITAL IN
                                                            SHARES      PAR VALUE      SHARES      PAR VALUE    EXCESS OF PAR
                                                                                                                   VALUE
                                                         -----------   -----------  -----------   -----------   -----------
BALANCE, MAY 31, 1993                                             --   $        --    5,337,000   $    54,000   $ 4,876,000
   Net income                                                     --            --           --            --            --
   Issuance of common stock:
     Employee stock purchase plan                                 --            --       11,000            --       112,000
     Employee stock option plan, including tax benefits           --            --       35,000            --       328,000
     Public offering, net of expense                              --            --    1,000,000        10,000    10,428,000
   Vested portion of stock options
     applicable to compensation expense                           --            --           --            --        11,000
                                                         -----------   -----------  -----------   -----------   -----------
BALANCE, MAY 31, 1994                                             --            --    6,383,000        64,000    15,755,000
   Net income                                                     --            --           --            --            --
   Purchase of treasury stock                                     --            --           --            --            --
   Issuance of common stock:
     Employee stock purchase plan                                 --            --        8,000            --        83,000
     Employee stock option plan, including tax benefits           --            --       41,000            --       172,000
   Vested portion of stock options
     applicable to compensation expense                           --            --           --            --        12,000
   Declaration of dividends                                       --            --           --            --            --
                                                         -----------   -----------  -----------   -----------   -----------
BALANCE, MAY 31, 1995                                             --            --    6,432,000        64,000    16,022,000
   Net loss                                                       --            --           --            --            --
   Purchase of treasury stock                                     --            --           --            --            --
   Issuance of preferred stock                                  6.85         7,000           --            --            --
   Issuance of common stock:
     Employee stock purchase plan                                 --            --           --            --       (32,000)
     Employee stock option plan, including tax benefits           --            --           --            --      (227,000)
   Vested portion of stock options
     applicable to compensation expense                           --            --           --            --         8,000
   Declaration of dividends                                                     --           --            --            --
   Three for one reverse stock split                              --            --   (4,288,000)      (43,000)       43,000
   Stock issued in acquisition of MCS Companies                   --            --    2,225,000        23,000     7,347,000
   Distribution of discontinued operations                        --            --           --            --    (8,789,000)
   Retirement of treasury stock                                   --            --       (4,000)           --       (62,000)
                                                         -----------   -----------  -----------   -----------   -----------
BALANCE, MAY 31, 1996                                           6.85   $     7,000    4,365,000   $    44,000   $14,310,000
                                                         ===========   ===========  ===========   ===========   ===========



                                                                       RETAINED
                                                          TREASURY     EARNINGS        TOTAL
                                                           STOCK       (DEFICIT)
                                                        -----------   -----------   -----------
BALANCE, MAY 31, 1993                                   $        --   $ 7,225,000   $12,155,000
   Net income                                                    --     3,848,000     3,848,000
   Issuance of common stock:
     Employee stock purchase plan                                --            --       112,000
     Employee stock option plan, including tax benefits          --            --       328,000
     Public offering, net of expense                             --            --    10,438,000
   Vested portion of stock options
     applicable to compensation expense                          --            --        11,000
                                                        -----------   -----------   -----------
BALANCE, MAY 31, 1994                                            --    11,073,000    26,892,000
   Net income                                                    --     3,486,000     3,486,000
   Purchase of treasury stock                            (1,571,000)           --    (1,571,000)
   Issuance of common stock:
     Employee stock purchase plan                            87,000            --       170,000
     Employee stock option plan, including tax benefits     941,000            --     1,113,000
   Vested portion of stock options
     applicable to compensation expense                          --            --        12,000
   Declaration of dividends                                      --      (961,000)     (961,000)
                                                        -----------   -----------   -----------
BALANCE, MAY 31, 1995                                      (543,000)   13,598,000    29,141,000
   Net loss                                                      --    (2,468,000)   (2,468,000)
   Purchase of treasury stock                              (532,000)           --      (532,000)
   Issuance of preferred stock                                   --            --         7,000
   Issuance of common stock:
     Employee stock purchase plan                           210,000            --       178,000
     Employee stock option plan, including tax benefits     803,000            --       576,000
   Vested portion of stock options
     applicable to compensation expense                          --            --         8,000
   Declaration of dividends                                      --      (384,000)     (384,000)
   Three for one reverse stock split                             --            --            --
   Stock issued in acquisition of MCS Companies                  --            --     7,370,000
   Distribution of discontinued operations                       --   (12,913,000)  (21,702,000)
   Retirement of treasury stock                              62,000            --            --
                                                        -----------   -----------   -----------
BALANCE, MAY 31, 1996                                   $         0   $(2,167,000)  $12,194,000
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED MAY 31,
                                                                    ------------------------------------------------
                                                                        1996              1995              1994
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
   Income (loss) from continuing operations                         $ (2,214,000)     $    461,000      $    623,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Bad debt expense                                                  591,000                --                --
       Depreciation and amortization of property and equipment,
          software and goodwill                                          495,000            59,000            34,000
       Deferred income taxes                                            (246,000)           (6,000)            1,000
       Changes in current assets and current liabilities:
          Accounts receivable and unbilled services                   (2,807,000)          (62,000)         (157,000)
          Prepaid expenses and other                                     417,000           (74,000)           10,000
          Accounts payable                                            (1,316,000)           (9,000)           70,000
          Accrued medical                                                871,000                --                --
          Risk pool payable                                              711,000                --                --
          Related party risk pool payable                               (198,000)               --                --
          Accrued expenses                                               901,000           (86,000)            3,000
          Loss contract reserve                                          (32,000)               --                --
          Other assets and liabilities                                        --           (52,000)           (2,000)
                                                                    ------------      ------------      ------------
Net cash (used in) provided by operating activities                   (2,827,000)          231,000           582,000
                                                                    ------------      ------------      ------------
Cash flows from investing activities:
   Acquisition of MCS Companies                                        1,700,000                --                --
   Purchase of property and equipment                                 (1,593,000)         (113,000)          (44,000)
   Sale of property and equipment                                         20,000                --                --
   Purchase of investments                                              (750,000)       (4,000,000)               --
   Maturity/sale of investments                                        5,475,000                --                --
   Related party note receivable                                      (2,000,000)               --                --
                                                                    ------------      ------------      ------------
Net cash provided by (used in) investing activities                    2,852,000        (4,113,000)          (44,000)
                                                                    ------------      ------------      ------------
Cash flows from financing activities:
   Cash infusion from related parties                                    250,000         5,000,000                --
   Due to Medicus Systems Corporation                                    647,000                --                --
   Issuance of short-term debt                                         1,450,000                --                --
   Principal payment on long-term debt                                   (50,000)               --                --
   Issuance of voting preferred stock                                      7,000                --                --
   Sale of common stock                                                       --           267,000        10,889,000
   Purchase of treasury stock                                           (532,000)       (1,571,000)               --
   Reissuance of treasury stock                                          762,000         1,028,000                --
   Dividends paid                                                       (576,000)         (768,000)               --
                                                                    ------------      ------------      ------------
Net cash provided by financing activities                              1,958,000         3,956,000        10,889,000
                                                                    ------------      ------------      ------------
Net increase in cash and cash equivalents                              1,983,000            74,000        11,427,000
Cash and cash equivalents, beginning of period                         1,475,000           358,000          (180,000)
Cash allocated from (to) discontinued operations, net                    346,000         1,043,000       (10,889,000)
                                                                    ------------      ------------      ------------
Cash and cash equivalents, end of period                            $  3,804,000      $  1,475,000      $    358,000
                                                                    ============      ============      ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS:

Managed Care Solutions, Inc. ("MCS" or the "Company"), formerly Medicus Systems Corporation, was in the business of developing, marketing and supporting decision support software to hospitals and providing contract management services to other health care institutions. The Company separated the software and related lines of business and merged with three companies during the year as described below.

The Distribution

On March 1, 1996, the Company effected the separation of its managed care business from its software business through the contribution of the software business to a wholly-owned subsidiary and the distribution (the Distribution) of all of the stock in that subsidiary (now known as Medicus Systems Corporation) to the stockholders on a share-for-share basis. Immediately after the Distribution, the Company effected a one-for-three reverse stock split (the Reverse Stock Split). The average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the stock split; however, the balance sheet as of May 31, 1995 has not been adjusted.

The Merger

Also on March 1, 1996, following the completion of the Distribution and the Reverse Stock Split, three wholly-owned subsidiaries of the Company were merged (the Mergers) with and into three related managed care companies, Managed Care Solutions, Inc., Ventana Health Systems, Inc., and Arizona Health Concepts, Inc. (each an Arizona corporation and collectively referred to as the "MCS Companies"), with the MCS Companies becoming wholly-owned subsidiaries of the Company.

In the Mergers, stockholders of the MCS Companies received approximately 2,225,000 shares of common stock, $0.01 par value (Common Stock) of the Company, representing 51% of the Common Stock outstanding immediately after the Mergers (which shares represent 49.9% of the voting rights of the Company as a result of 6.85 shares of the Company's Voting Preferred Stock being outstanding). The Company received $15,468,000 in assets from the MCS Companies and assumed $11,313,000 in liabilities. In connection with the Mergers, the name of the Company was changed to Managed Care Solutions, Inc.

The Mergers were accounted for under the purchase method and, accordingly, the results of operations related to the new subsidiaries are included with those of the Company for periods subsequent to the date of the Mergers. See Note 16 for presentation of unaudited pro forma information.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, along with its wholly-owned subsidiary Managed Care Solutions of Arizona, Inc., provides contract management services to county and state governmental units and other health care organizations. The Company has fourteen contracts for services which expire at various dates through the year 2001.

The Company, through its wholly owned subsidiaries Ventana Health Systems, Inc., (Ventana) and Arizona Health Concepts, Inc. (AHC), provides health services to indigent and other eligible populations in certain rural counties in Arizona. Ventana and AHC are prepaid health plans based in Phoenix, Arizona that derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and acute-care health services, respectively, to qualified members. The contract periods expire September 30, 2001 and September 30, 1997 for Ventana and AHC, respectively. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for Arizona Health Care Cost Containment System ("AHCCCS") members.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Revenue from contract services is recognized as the service is performed.

Capitation premiums are recognized as revenue in the month that enrollees are entitled to health care services.

Sixth Omnibus Budget Reconciliation Act ("SOBRA") supplemental premiums are payments intended by AHCCCS to cover the costs of maternity care for pregnant women qualified under

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOBRA. Such premiums are recognized in the month the delivery occurs.

Health care expenses

Monthly capitation payments to primary care physicians and other health care providers are expensed as incurred. Hospital services are paid based on tiered per diem rates or outpatient cost-to-charge ratios, as defined by AHCCCSA, less any applicable discounts. Physician and other medical services are paid on a capitated or discounted fee-for-service basis. All medical expenses are reported net of Medicare reimbursements.

The Company receives reinsurance recoveries which are recorded at estimated amounts due pursuant to the AHCCCS contract. Reinsurance recoveries are recognized as a percentage of expenses incurred by members whose medical costs exceed a stated deductible per member per contract year. Recoveries are recorded as a reduction of medical expenses.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes cash equivalents at May 31, 1996 of $2,093,000 and $989,000 for Ventana and AHC, respectively. These amounts are restricted by AHCCCS for utilization in the current operations of the individual subsidiary. (See "Restrictions on Fund Transfers")

Investments

The Company's investments consist primarily of municipal bonds which are restricted by AHCCCS for utilization in the current operations of Ventana and AHC (See "Restrictions on Fund Transfers"). Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115). The adoption of SFAS No. 115 requires that the short-term investments in debt securities held by the Company classified as "available-for-sale" be measured at fair value. See
Note 3.

Discontinued operations

The software and related lines of business ("Medicus Systems Corporation" or "Medicus") which were separated as of March 1, 1996 are reported as discontinued operations as of May 31, 1996 and 1995. Prior years' operating results have also been reclassified to segregate the discontinued operations. Such operations have been presented net of income tax (benefit)/expense of $(187,000), $1,701,000 and $1,876,000 for the years ended May 31, 1996, 1995 and 1994, respectively.

Assets and liabilities of the software and related lines of business consisted mainly of the following:

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   May 31, 1995
                                                                   ------------
   Cash and short-term investments                                 $ 12,624,000
   Accounts receivable and unbilled services, net                    10,203,000
   Other current assets                                               1,845,000
   Software, net                                                      3,881,000
   Other non-current assets                                           2,388,000
   Accounts payable and other accrued liabilities                    (2,450,000)
   Deferred revenue                                                  (5,014,000)
   Non-current deferred income tax liability                         (1,114,000)
                                                                   ------------
                                                                   $ 22,363,000
                                                                   ============

Revenues from Medicus were $23,670,000 for the nine months ended February 29, 1996 and $33,829,000 and $29,153,000 for the years ended May 31, 1995 and 1994, respectively.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on all furniture, equipment and purchased software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.

Performance bonds

Pursuant to the contracts with the State of Arizona, the Company is required to provide either a performance bond or designated substitute to guarantee performance of the Company's obligations under the contracts. The Company's securing performance bond consists of cash deposits held by the Arizona State Treasurer and treasury bills pledged as collateral for a bank letter of credit. The Company must maintain performance bonds at an amount which approximates the total monthly capitation revenues. As of May 31, 1996, performance bonds of $2,057,000 and $2,021,000 were maintained for Ventana and AHC, respectively.

Goodwill

The excess of the acquisition cost over the fair value of the net assets of the MCS Companies acquired in a purchase transaction on March 1, 1996 has been included in goodwill and is amortized on a straight-line basis over the period of expected benefit of ten years. The reported balance as of May 31, 1996 is net of accumulated amortization of $114,000.

The carrying value of goodwill is assessed for any permanent impairment by evaluating the

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating performance and future undiscounted cash flows of the underlying business. Adjustments are made if the sum of the expected future net cash flows is less than the carrying value.

Accrued medical claims

Accrued medical claims include amounts billed and not paid and an estimate of costs incurred for unbilled services provided through the date of the balance sheet.

Risk pool payable

The Company contracts with certain provider networks based on utilization control incentive clauses. Incentives, which are based on annual performance, are estimated monthly and recorded as either a risk pool payable or risk pool receivable. The risk pool contracts are based on a September 30 year-end, which coincides with the AHCCCS contract period.

Loss contract reserve

Estimated future health care costs under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable.

As of May 31, 1996, the loss contract reserve includes $70,000 for a management services agreement and $440,000 for AHC. The $70,000 reserve has been reflected in the results of operations for the year ended May 31, 1996. In conjunction with the purchase of AHC, the Company recorded a loss contract reserve of $542,000. Subsequent to the acquisition, the Company incurred costs and expenses of $102,000. The reserves are being amortized over the remaining life of the agreements.

Income taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting for income taxes.

Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from losses and compensation not yet deductible for tax purposes and the use of accelerated depreciation methods.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

Earnings per common share have been computed by dividing net income by the weighted average common equivalent shares outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and warrants when dilutive, using the treasury stock method from date of grant. Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the one-for-three reverse stock split effective March 1, 1996.

Restrictions on Fund Transfers

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS's proportionate share of net assets (after inter-company eliminations) which, at May 31, 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,295,000 at May 31, 1996, with deposit and reserve requirements (performance bonds) representing $2,057,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,238,000.

Concentration of credit risk and significant clients

The Company's revenues are generated from contracts with AHCCCS and healthcare provider organizations, typically governmental entities. Accordingly, as of May 31, 1996 and 1995, all of the Company's trade receivables were from AHCCCS or entities in this industry.

Approximately 53% of the Company's revenues for 1996 were generated from Ventana and AHC through the contracts with AHCCCS. Additionally, approximately 16%, 71% and 84% of the Company's revenues in 1996, 1995 and 1994, respectively, were generated from one county governmental unit to which the Company provides contract services. Approximately 10% and 24% of the Company's revenues in 1996 and 1995, respectively, were generated from one state to which the Company provides contract services.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts and notes receivable, accounts payable, other accrued expenses, and debt. These balances are carried in the financial statements at amounts that approximate fair value unless separately disclosed in the Notes to

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements.

Reclassifications

Certain amounts reported for the year ended May 31, 1995 have been reclassified to conform to the 1996 presentation.

Unaudited interim financial information

In the opinion of management, all adjustments necessary for a fair presentation of the financial results for interim periods have been included in the unaudited financial information. These adjustments are only of a normal and recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for the full year.

Recently issued accounting pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" ("SFAS No. 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, requires the recognition of impairment losses on long-lived assets and certain intangible assets to be disposed of. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" but requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The Company has elected to continue to measure compensation cost under APB No. 25 and will comply with the pro forma disclosure requirements in fiscal 1997.

NOTE 3 -INVESTMENTS:

The Company's short-term investments consist primarily of municipal bonds. The fair value of investments is based upon quoted market prices. As of May 31, 1996, the fair value of such securities approximated cost.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's short-term investments as of May 31, 1996 had stated maturities as follows:

Due within one year                                                   $1,450,000
Due after five years through ten years                                   650,000
Due after ten years                                                      900,000
                                                                      ----------
                                                                      $3,000,000
                                                                      ==========

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Also, the Company may extend maturities in some cases.

All securities have been classified as current assets as they represent the investment of cash available for current operations.

NOTE 4- ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE:

Accounts receivable consist of the following:

                                                                May 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
   Contract management receivables                    $2,800,000      $1,119,000
   Due from AHCCCS                                       981,000              --
   Risk pool receivables                               1,036,000              --
   Current portion of notes receivable                    54,000              --
   Interest receivable                                    95,000              --
   Other                                                  11,000           1,000
                                                      ----------      ----------
                                                       4,977,000       1,120,000
   Less allowance for doubtful accounts                  624,000              --
                                                      ----------      ----------
     Net receivables                                  $4,353,000      $1,120,000
                                                      ==========      ==========
   Non-current portion of notes receivable            $  139,000      $       --
                                                      ==========      ==========

The amounts due from AHCCCS primarily include billed and unbilled reinsurance, SOBRA, and capitation receivables.

Notes receivable represent a customer's accounts receivable which was converted into a long-term note. The note accrues interest at a rate of 7% through January 1, 1997 and then prime plus 2%. Payments begin in the month the customer achieves the stated enrollment goal, such that one third of the principal and accrued interest shall be paid in eleven monthly installments and the remaining two-thirds and accrued interest is payable in a lump sum payment during the thirteenth month after

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the first payment.

NOTE 5 -TRANSACTIONS AND RELATIONSHIPS WITH RELATED PARTIES:

Related party accounts and notes receivable consist of the following:

                                                                 May 31,
                                                       -------------------------
                                                          1996           1995
                                                       ----------     ----------
   Current portion
     Due from stockholders                             $   91,000     $       --
                                                       ----------     ----------
   Non-current portion
     Due from stockholders                                783,000             --
     Due from Community Health Choice                   2,000,000             --
                                                       ----------     ----------
       Total non-current receivables                    2,783,000             --
                                                       ----------     ----------
                                                       $2,874,000     $       --
                                                       ==========     ==========

The amounts due from stockholders relate to certain employee advances, loans to stockholders taken against the cash surrender value of life insurance policies and other loans to stockholders. The Company does not charge interest on employee advances nor the loans to stockholders which have been taken against the cash surrender value of the life insurance policies. The interest rate on other loans to stockholders range from 3.3% to 8% and mature through the year 2000. The loans against the cash surrender value of the life insurance policies have no stated maturity other than the maturity of the underlying policies.

Community Health Choice ("Choice") is a corporate joint venture formed on April 1, 1996 by the Company and Community Health Care of Illinois ("CHCI") for the purpose of establishing a Health Maintenance Organization ("HMO"). In conjunction with the formation, the Company loaned Choice $2 million for the establishment and maintenance of a reserve fund and to otherwise satisfy the net worth requirements for a licensed HMO in Illinois. The note payable accrues interest at prime, 8.25% as of May 31, 1996, and is payable in full on April 19, 2003. The note is secured by the assets of Choice.

The Company owns 49% of the total shares of Choice. The investment in the corporate joint venture will be accounted for under the equity method by the Company. As of May 31, 1996 the Company has not made any capital contribution nor have any earnings been distributed by Choice. The earnings of Choice will be distributed 50% to the Company and 50% to CHCI. The Company also entered into a management services agreement with Choice, whereby the Company will provide administrative support to Choice. The agreement stipulates that no management fee revenue is earned during the pre-operational phase and during the operational phase management fee revenues

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are based on percentage of premiums for various membership enrollment levels. As of May 31, 1996 Choice was still in the pre-operational phase. Subsequent to May 31, 1996, the Company notified Choice that, in the opinion of the Company's management, Choice should be dissolved and the relationship terminated.

Due to Medicus and related party long-term debt consists of the following:

                                                                       May 31,
                                                               ---------------------
                                                                 1996         1995
                                                               --------     --------
   Current portion
     Unsecured amounts payable on
       demand to Medicus Systems Corporation,
       non-interest bearing                                    $647,000     $     --
   Non-current portion
     Unsecured amounts due to stockholders and
       officers, interest at 8.00%, principal and interest
       due on December 31, 2000                                 249,000           --
                                                               --------     --------
       Total notes payable                                     $896,000     $     --
                                                               ========     ========

The Company owed Medicus Systems Corporation approximately $1,371,000 at the time of the Distribution.

Medicus has provided to the Company certain legal, data processing, insurance and administrative services. Effective on the distribution date, Medicus entered into an administrative services agreement, pursuant to which Medicus agreed to provide certain administrative services for one year from the effective date of the agreement. This agreement requires MCS to pay Medicus a fee of $700,000. The Company has accrued for the remaining amounts due under the administrative services agreement as of May 31, 1996 as management believes the Company will not receive any future benefit from the agreement.

The Company has a service agreement with AlohaCare, a Hawaii not-for-profit corporation whereby the Company will provide all managed care services on behalf of AlohaCare. AlohaCare has certain management in common with the Company. The Company collected management fees from AlohaCare of $1,071,000 in fiscal year 1996.

The Company had a risk pool agreement with a shareholder during fiscal year 1996. The Company made payments to the shareholder totaling $257,000 during the fiscal year. As of May 31, 1996, $117,000 remains unpaid.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1996 and 1995, Medicus provided the Company with cash infusions for operating purposes of $250,000 and $5,000,000, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                 May 31,
                                                        -------------------------
                                                           1996           1995
                                                        ----------     ----------
   Machinery and equipment                              $2,952,000     $  238,000
   Furniture and fixtures                                  809,000         21,000
   Software                                                765,000             --
   Leasehold improvements                                  145,000          7,000
                                                        ----------     ----------
                                                         4,671,000        266,000
   Less - accumulated depreciation and amortization        524,000        111,000
                                                        ----------     ----------
        Net property and equipment                      $4,147,000     $  155,000
                                                        ==========     ==========

NOTE 7 - ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                               May 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
Due to AHCCCS                                        $1,665,000       $       --
Accrued service agreement                               525,000               --
Accrued compensation and related expenses               446,000           45,000
Deferred revenue                                        263,000               --
Other accrued expenses                                  710,000               --
                                                     ----------       ----------
        Total accrued expenses                       $3,609,000       $   45,000
                                                     ==========       ==========

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                              May 31,
                                                                                     -------------------------
                                                                                        1996           1995
                                                                                     ----------     ----------
Note payable to a bank, interest ranging from 8.25%
   to 10.25%, due on demand, secured by municipal bonds                              $1,200,000     $       --
Note payable to a bank, interest at 8.875%, interest and principal of $17,000 due monthly until maturity on September 30, 1998, secured by equipment
   and stockholder guarantees                                                           467,000             --
Note payable to a bank, interest at prime plus .25% (8.5% as of May
   31, 1996), interest due monthly, principal due on September 30, 1996,
   secured by stockholder guarantees                                                    250,000             --
                                                                                     ----------     ----------
                                                                                      1,917,000             --
Less: current portion                                                                 1,650,000             --
                                                                                     ----------     ----------
        Non-current portion of long-term debt                                        $  267,000     $       --
                                                                                     ==========     ==========
Scheduled principal payments on long-term debt are as follows:
             Fiscal year
                1997                                                                 $1,650,000
                1998                                                                    200,000
                1999                                                                     67,000
                                                                                    -----------
                                                                                    $1,917,0000
                                                                                    ===========

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- COMMITMENTS AND CONTINGENCIES:

The Company has various lease agreements for real and personal property. These obligations extend through 2001 and in some cases contain renewal options. As of May 31, 1996, future minimum lease payments for noncancellable operating leases in excess of one year are as follows:

                1997                    $  472,000
                1998                       332,000
                1999                       209,000
                2000                        72,000
                2001                         3,000
                                        ----------
                                        $1,088,000
                                        ==========

Rental expense on all operating leases totaled $400,000, $194,000, and $173,000, during fiscal years 1996, 1995 and 1994, respectively.

MCS has committed to provide Community Choice Michigan (CCM) a line of credit up to $500,000 at prime plus 2% to assist CCM in maintaining minimum financial requirements. No amounts have been provided under the line of credit as of May 31, 1996.

The Company is a defendant in various legal matters arising from normal business activity. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's results of operations, financial position or cash flows.

NOTE 10 - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company provides various health, welfare and disability benefits to its full-time salaried employees which are funded primarily by contributions. The Company does not provide postemployment or postretirement health care and life insurance benefits to its employees.

Stock Option Plans

The Company adopted various stock option plans beginning in 1989 through 1994. The plans provided for the issuance of shares of common stock to key personnel and directors. Options granted under all plans become exercisable at various times and under certain conditions as determined by the Board of Directors, or its committee, and expire no later than ten years from the date of grant.

In conjunction with the Distribution the options outstanding under these existing option plans as they related to directors and to employees who became employees of Medicus after the Distribution were assumed by Medicus. All options outstanding under these existing option plans as they related to employees who became employees of MCS after the Distribution remained outstanding. The number of shares of common stock subject to options and the related exercise prices were adjusted

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as provided by the Distribution agreement. The adjustments were calculated so as to preserve the economic value of such options subject to adjusting the exercise price of such options to $3.25 per share (the fair market value of the Company's common stock at the date of the Distribution and Mergers).

The Company has also adopted 1995 and 1996 Stock Option Plans which provide for the issuance of up to an aggregate of 750,000 shares of common stock to key employees and directors of the Company. This authorization includes shares which became subject to options upon consummation of the Mergers as described above. During fiscal 1996 options were granted to purchase 686,000 common shares at an exercise price of $3.25 per share which was fair market value at the date of grant.

The Company also adopted a 1995 Director's Stock Option Plan which provides for the issuance of up to an aggregate of 100,000 shares of common stock to directors of the Company. During fiscal 1996 options were granted to purchase 90,000 common shares at an exercise price of $3.25 per share which was fair market value at the date of grant.

As of May 31, 1996 the Company has 74,000 options available for grant, and 934,000 options outstanding at exercise prices ranging from $0.21 per share to $6.25 per share. Of the options outstanding 114,000 are currently exercisable.

Employee Stock Purchase Plan

Prior to the Distribution the Company had an Employee Stock Purchase Plan providing for the sale of shares of common stock to eligible employees. Employees could designate up to the lesser of $10,000 or 10% of their compensation for the purchase of stock. The purchase price was the lesser of 85% of the fair market value of the stock on either the date of grant of a one year purchase option or the date the purchase option is exercised. During the years ended May 31, 1996, 1995, and 1994 6,000, 5,000 and 4,000 shares of common stock were issued under the plan for an aggregate purchase price of $178,000, $170,000 and $112,000, respectively. In conjunction with the Distribution, Medicus adopted the existing plan and the obligations under the plan transferred to Medicus. On April 27, 1996 the Company adopted a new Employee Stock Purchase Plan. The plan is effective June 1, 1996 and provides for the sale of 300,000 shares of common stock to eligible employees over a three year period with essentially the same terms as the previous plan.

Retirement savings plan

The Company has a contributory retirement savings plan (401(k) Plan) which covers eligible employees who qualify as to age and length of service. Participants may contribute up to 15% of their eligible wages, subject to maximum contribution limitations imposed by the IRS. The expense

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the plan, consisting of discretionary Company contributions, was $30,000, $28,000 and $11,000 for the years ended May 31, 1996, 1995 and 1994, respectively. In conjunction with the Distribution, Medicus adopted the existing plan and the Company adopted a separate 401(k) Plan effective March 1, 1996 which was substantially identical to the existing plan. All obligations under the plan which pertained to Medicus employees were assumed by Medicus and all obligations which pertained to employees of the managed care business were transferred to the Company.

NOTE 11 - INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

                                                 Year ended May 31,
                                     -------------------------------------------
                                        1996            1995              1994
                                     ---------        ---------        ---------
   Current:
     Federal                         $      --        $ 221,000        $ 286,000
     State                                  --           45,000           58,000
                                     ---------        ---------        ---------
                                            --          266,000          344,000
                                     ---------        ---------        ---------
   Deferred:
     Federal                          (207,000)          (5,000)           1,000
     State                             (39,000)          (1,000)              --
                                     ---------        ---------        ---------
                                      (246,000)          (6,000)           1,000
                                     ---------        ---------        ---------
                                     $(246,000)       $ 260,000        $ 345,000
                                     =========        =========        =========

A reconciliation of income tax provision (benefit) based on the federal statutory rate and the Company's actual income tax provision is as follows:

                                                                      Year ended May 31,
                                                         --------------------------------------
                                                            1996          1995          1994
                                                         ---------      ---------     ---------
Income tax at the federal statutory rate of 34%       $(836,000)     $ 245,000        $ 329,000
State taxes, net of federal benefit                     (90,000)        29,000           38,000
Nondeductible goodwill amortization                      39,000             --               --
Nondeductible business meals                             19,000             --               --
Officer's life insurance premiums                        14,000             --               --
Nontaxable interest income                               (8,000)            --               --
Valuation allowance                                     626,000             --               --
Other, net                                              (10,000)       (14,000)         (22,000)
                                                      ---------      ---------        ---------
                                                      $(246,000)     $ 260,000        $ 345,000
                                                      =========      =========        =========

Deferred income tax assets and liabilities were comprised of the following:

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      May 31,
                                                          ------------------------------
                                                              1996               1995
                                                          -----------        -----------
   Gross deferred tax assets:
     Net operating loss                                   $   667,000        $        --
     Reserve for loss contracts                               204,000                 --
     Allowance for bad debt                                   250,000                 --
     Accrued service agreement                                210,000                 --
     Compensation not yet deductible
       for tax purposes                                       137,000                 --
     Deferred revenue recognizable for tax purposes            73,000                 --
     Other                                                     79,000                 --
                                                          -----------        -----------
       Total gross deferred tax assets                      1,620,000                 --
     Deferred tax assets valuation allowance               (1,145,000)                --
                                                          -----------        -----------
       Net deferred tax assets                                475,000                 --
                                                          -----------        -----------
   Gross deferred tax liabilities:
     Depreciation                                             217,000              4,000
     Other                                                     16,000                 --
                                                          -----------        -----------
       Total gross deferred tax liabilities                   233,000              4,000
                                                          -----------        -----------
       Net deferred tax assets/(liabilities)              $   242,000        $    (4,000)
                                                          ===========        ===========

As of May 31, 1996, the Company has a net operating loss carryforward of $876,000 which expires in 2011. The Company will be able to utilize its post merger losses to the extent the Company and its subsidiaries generate post merger taxable income. The Company also has a net operating loss carryforward of $792,000 which was generated by a subsidiary prior to the Merger which expire in 2011. The Company will be able to utilize the subsidiary's losses only to the extent the subsidiary generates post-merger taxable income. The ability of the Company to utilize these net operating loss carryforwards is dependent upon the Company and subsidiary generating future taxable income. Additionally, if a substantial change in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized. These limitations could affect the Company's ability to utilize the entire amount of its loss carryforwards.

Management has concluded that a deferred tax asset valuation allowance is required for a portion of the deferred tax assets as it is not more likely than not that the Company will ultimately realize the full benefit of these deferred tax assets.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12- STOCKHOLDERS' EQUITY:

On July 8, 1994, the Board of Directors authorized the repurchase of up to 267,000 shares of the Company's common stock to meet the needs of its stock option plans. During fiscal year 1995, the Company purchased 45,000 shares and reissued 29,000 shares. During fiscal year 1996, the Company purchased 60,000 shares and reissued 33,000 shares. Treasury stock representing 4,000 shares outstanding at the date of the Distribution has been retired.

The holders of the Voting Preferred Stock are entitled to 15,000 votes per share through May 31, 1998, after which they will be entitled to 220 votes per share. The Voting Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. The Company may redeem the Voting Preferred Stock at any time after May 31, 1998 at par value plus any accrued dividends. Holders of the Voting Preferred Stock are entitled to receive quarterly dividends at an annual rate equal to two percentage points below the prime rate in effect as of the prior May 31 (7% as of May 31, 1995).

The authorized capital stock of the Company also includes 1,000,000 shares of Preferred Stock, $.01 par value. No shares of Preferred Stock are currently outstanding. The Board of Directors has the authority to determine the rights and preferences of this preferred stock upon its issuance.

NOTE 13- SUPPLEMENTAL CASH FLOW INFORMATION:

                                                    Year ended May 31,
                                          --------------------------------------
                                            1996           1995           1994
                                          --------       --------       --------
Cash paid during the year for:
   Income taxes                           $     --       $239,000       $275,000
   Interest                                 37,000             --             --

The Company merged with the MCS Companies on March 1, 1996. In conjunction with the Merger, assets were acquired and liabilities were assumed as follows:

   Fair value of assets acquired                                     $15,468,000
   Net liabilities assumed                                           $11,313,000

NOTE 14- COMPLIANCE WITH REGULATIONS:

As of May 31, 1996 the Company was not in compliance with certain AHCCCS regulations, specifically with respect to their accumulated deficit. In accordance with AHCCCS requirements,

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company has notified AHCCCS of their non-compliance and has provided them with a description of the procedures the Company will implement in order to improve their current position.

NOTE 15- SUBSEQUENT EVENTS AND LIQUIDITY:

AHC is operating under a three year contract (October 1994 to September 1997). The agreed-upon rates have resulted in AHC incurring losses. Without a significant rate increase from AHCCCSA for the third year of the contract, commencing October 1, 1996, coupled with measurable improvements in medical expense costs, AHC will continue to incur losses through the end of the contract term. If adequate rate increases and medical expense improvements appear unlikely, it is management's intention to terminate this contract on September 30, 1996.

The Company experienced negative cash flows from operations in fiscal 1996 primarily as a result of the loss from continuing operations. Additionally, the Company has negative working capital of approximately $2,640,000 at May 31, 1996. In an effort to reduce the negative operating cash flows, in July 1996 the Company reduced its total workforce by approximately 10%. In addition the Company has implemented stringent controls over other expenses. It is currently in the process of consolidating its AHC operations by closing two satellite offices in Arizona. The Company is also considering relocating its corporate headquarters in an effort to reduce rent expense and more efficiently utilize the space available.

The Company has been actively pursuing new sources of capital. In August, 1996 the Company signed a letter of intent with Blue Cross/Blue Shield of Texas ("BCBSTX") whereby BCBSTX will invest $3 million in the Company in the form of a convertible secured loan. The loan has original term of three years with a renewal option for an additional two years if certain conditions are met. The loan is secured by various assets of the Company which aggregate a minimum of 150% of the loan value and bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three year term. The loan is convertible into the Company's common stock at $3.85 per share. BCBSTX will also receive a warrant to purchase 100,000 shares of the Company's common stock at $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements. The transaction is subject to approval by both parties and is scheduled to close September 1996.

The Company believes that, based on its current projections and the completion of the BCBSTX transaction, its cash and capital resources will be sufficient to meet its financial requirements in fiscal 1997. The Company will continue its efforts to increase revenues, renegotiate existing agreements, and minimize operating costs. However, the Company can make no assurances that it will meet its current projections. In the event the Company's future operating results fall below

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

management's expectations, additional sources of working capital funding may be necessary and difficult to obtain.

NOTE 16- PRO FORMA INFORMATION (UNAUDITED):

The following pro forma summary of the consolidated results of operations gives effect to the Mergers as if they had occurred as of the beginning of the year presented, after including the impact of certain adjustments, such as amortization of intangibles and the income tax effects of AHC being an S Corporation using an estimated combined federal and state tax rate of 38%, assuming that a consolidated tax return is filed.

                                                          Year ended May 31,
                                                    ----------------------------
                                                         1996           1995
                                                    ------------     -----------

Revenues                                             $67,342,000     $51,829,000
Net income (loss) from continuing operations          (2,810,000)      1,356,000
Net income (loss) per weighted average common
    and common equivalent share outstanding          $     (1.04)    $      0.61

The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the Mergers had been completed at the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any of the synergies, additional revenue-generating services or direct facility operating expense reductions that might be achieved from combined operations.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Unaudited quarterly financial information for the years ended May 31, 1996 and 1995 is supplementally provided in the following summary.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

                                                                  Three Months Ended
                                             ---------------------------------------------------------
                                              August 31,    November 30,   February 29,       May 31,
                                                 1995          1995            1996             1996
                                             ---------------------------------------------------------
Revenues                                     $1,856,000     $1,998,000     $  2,493,000    $16,845,000
Total costs and expenses                      1,740,000      1,769,000        3,112,000     19,370,000
Operating income (loss)                         116,000        229,000         (619,000)    (2,525,000)
Income (loss) from continuing operations        153,000        145,000         (345,000)    (2,167,000)
Discontinued operations                         807,000       (279,000)        (782,000)             -
Net income (loss)                               960,000       (134,000)      (1,127,000)    (2,167,000)
Net income (loss) per share:
   Continuing operations                     $     0.07     $     0.07      $     (0.16)   $     (0.50)
   Discontinued operations                         0.37          (0.13)           (0.36)             -
                                             ----------     ----------      -----------    -----------
                                             $     0.44     $    (0.06)     $     (0.52)   $     (0.50)
                                             ==========     ==========      ===========    ===========

                                                               Three Months Ended
                                             ------------------------------------------------------
                                              August 31,    November 30,   February 28,     May 31,
                                                1994           1994           1995          1995
                                             ------------------------------------------------------
Revenues                                     $1,508,000     $1,494,000    $1,546,000     $1,642,000
Total costs and expenses                      1,226,000      1,243,000     1,373,000      1,626,000
Operating income                                282,000        251,000       173,000         16,000
Income from continuing operations               180,000        160,000       115,000         10,000
Discontinued operations                         791,000        996,000       598,000        636,000
Net income                                      971,000      1,156,000       713,000        646,000
Net income per share:
   Continuing operations                     $     0.09     $     0.08    $     0.04     $        -
   Discontinued operations                         0.35           0.44          0.27           0.29
                                             ----------     ----------    ----------     ----------
                                             $     0.44     $     0.52    $     0.31     $     0.29
                                             ==========     ==========    ==========     ==========

Prior to May 31, 1996, the Company filed quarterly reports on Form 10Q with the Securities and Exchange Commission which reflected the software division and related lines of business as the continuing operations and the managed care business as the discontinued operation. The quarterly financial information stated above has been restated to reflect the software division and related lines of business as the discontinued operations and the managed care business as the continuing operation.

                          MANAGED CARE SOLUTIONS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

- - --------------------------------------------------------------------------------
                             CONDENSED BALANCE SHEET

                                                                         May 31,
                                                             ------------------------------
                                                                 1996              1995
                                                             ------------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                                 $    711,000      $  1,475,000
   Short-term investments                                               -         4,000,000
   Accounts and notes receivable and unbilled services, net     2,578,000         1,120,000
   Prepaid expenses and other                                     413,000           159,000
   Deferred taxes, net current assets                             169,000                 -
   Net assets of discontinued operations                                -        22,363,000
                                                             ------------      ------------
       Total current assets                                     3,871,000        29,117,000
Notes receivable                                                2,000,000                 -
Goodwill, net                                                   3,534,000                 -
Property and equipment, net                                     1,580,000           155,000
Investment in subsidiaries                                      3,188,000                 -
Deferred taxes, net                                                73,000                 -
Other assets                                                       66,000             2,000
                                                             ------------      ------------
                                                             $ 14,312,000      $ 29,274,000
                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $    259,000      $     84,000
   Accrued expenses                                             1,035,000            45,000
   Loss contract reserve                                           70,000                 -
   Due to Medicus Systems Corporation                             647,000                 -
   Current portion of long-term debt                              107,000                 -
                                                             ------------      ------------
       Total current liabilities                                2,118,000           129,000

Long-term debt                                                          -                 -
Deferred income taxes                                                   -             4,000
                                                             ------------      ------------
       Total liabilities                                        2,118,000           133,000
                                                             ------------      ------------
Commitments                                                             -                 -
Stockholders' equity:
   Voting preferred stock, $1,000 par value
     Authorized, issued and outstanding - 6.85 shares               7,000                 -
   Common stock, $0.01 par value
     Authorized - 10,000,000 shares
     Issued - 4,365,000 shares and 6,432,000 shares                44,000            64,000
   Capital in excess of par value                              14,310,000        16,022,000
   Less treasury stock, at cost - 46,000 shares                         -          (543,000)
   Deficit in earnings of subsidiaries                           (967,000)                -
   Retained earnings (deficit)                                 (1,200,000)       13,598,000
                                                             ------------      ------------
       Total stockholders' equity                              12,194,000        29,141,000
                                                             ------------      ------------
                                                             $ 14,312,000      $ 29,274,000
                                                             ============      ============


        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

- - --------------------------------------------------------------------------------

                        CONDENSED STATEMENT OF OPERATIONS

                                                        FOR THE YEARS ENDED MAY 31,
                                             -----------------------------------------------
                                                 1996              1995             1994
                                             ------------      ------------     ------------

Revenues                                     $  9,272,000      $  6,190,000     $  5,332,000
                                             ------------      ------------     ------------

Direct cost of operations                       8,858,000         4,435,000        3,660,000
Marketing, sales and administrative             2,078,000         1,034,000          704,000
                                             ------------      ------------     ------------
     Total costs and expenses                  10,936,000         5,469,000        4,364,000
                                             ------------      ------------     ------------
Operating income (loss)                        (1,664,000)          721,000          968,000

Interest income                                   171,000                 -                -

Deficit from losses in subsidiaries              (967,000)                -                -
                                             ------------      ------------     ------------
Income (loss) from continuing
   operations before income taxes              (2,460,000)          721,000          968,000

Provision (benefit) for income taxes             (246,000)          260,000          345,000
                                             ------------      ------------     ------------
Income (loss) from continuing operations       (2,214,000)          461,000          623,000

Discontinued operations, net of taxes            (254,000)        3,025,000        3,225,000
                                             ------------      ------------     ------------

Net income (loss)                            $ (2,468,000)     $  3,486,000     $  3,848,000
                                             ============      ============     ============


        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

- - --------------------------------------------------------------------------------

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                          FOR THE YEARS ENDED MAY 31,
                                                              ------------------------------------------------
                                                                  1996              1995              1994
                                                              ------------      ------------      ------------
Cash flows from operating activities:
Income (loss) from continuing operations                      $ (2,214,000)     $    461,000      $    623,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Bad debt expense                                             30,000                 -                 -
       Depreciation and amortization of property and
          equipment, software and goodwill                         288,000            59,000            34,000
       Deferred income taxes                                      (246,000)           (6,000)            1,000
       Interest in losses of subsidiaries                          967,000                 -                 -
       Changes in current assets and current liabilities:
          Accounts receivable and unbilled services             (1,488,000)          (62,000)         (157,000)
          Prepaid expenses and other current assets               (254,000)          (74,000)           10,000
          Accounts payable                                         175,000            (9,000)           70,000
          Accrued expenses                                         968,000           (86,000)            3,000
          Loss contract reserve                                     70,000                 -                 -
          Other assets and liabilities                             (64,000)          (52,000)           (2,000)
                                                              ------------      ------------      ------------
Net cash (used in) provided by operating activities             (1,768,000)          231,000           582,000
                                                              ------------      ------------      ------------
Cash flows from investing activities:
   Acquisition of MCS Companies                                   (346,000)                -                 -
   Purchase of property and equipment                           (1,661,000)         (113,000)          (44,000)
   Purchase of investments                                        (750,000)       (4,000,000)                -
   Maturity/sale of investments                                  4,750,000                 -                 -
   Related party note receivable                                (2,000,000)                -                 -
                                                              ------------      ------------      ------------
Net cash used in investing activities                               (7,000)       (4,113,000)          (44,000)
                                                              ------------      ------------      ------------
Cash flows from financing activities:
   Cash infusion from related parties                              250,000         5,000,000                 -
   Due to Medicus Systems Corporation                              647,000                 -                 -
   Issuance of long-term debt                                      107,000                 -                 -
   Issuance of voting preferred stock                                7,000                 -                 -
   Sale of common stock                                                  -           267,000        10,889,000
   Purchase of treasury stock                                     (532,000)       (1,571,000)                -
   Reissuance of treasury stock                                    762,000         1,028,000                 -
   Dividends paid                                                 (576,000)         (768,000)                -
                                                              ------------      ------------      ------------
Net cash provided by financing activities                          665,000         3,956,000        10,889,000
                                                              ------------      ------------      ------------
Net increase in cash and cash equivalents                       (1,110,000)           74,000        11,427,000
Cash and cash equivalents, Beginning of period                   1,475,000           358,000          (180,000)
Cash allocated from (to) discontinued operations, net              346,000         1,043,000       (10,889,000)
                                                              ------------      ------------      ------------
Cash and cash equivalents, End of period                      $    711,000      $  1,475,000      $    358,000
                                                              ============      ============      ============


        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                   NOTE TO THE CONDENSED FINANCIAL INFORMATION

- - --------------------------------------------------------------------------------

NOTE 1 -  BASIS OF PRESENTATION:

The condensed financial statements of the registrant ("MCS") should be read in conjunction with the consolidated financial statements which are included elsewhere herein. The software and related lines of business, which were separated as of March 1, 1996, are reported as discontinued operations for all years presented. The statements do not reflect the financial position and results of operations of MCS as if it had been a stand-alone operation during the periods shown. The acquisition of the MCS Companies on March 1, 1996 has been recorded under the equity method for these condensed financial statements.

                          MANAGED CARE SOLUTIONS, INC.

                                   SCHEDULE II

- - --------------------------------------------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                     -------------------------------------------------------------------
                                      Balance at   Charged to    Charged to                   Balance at
                                      Beginning     Costs and      Other                        end of
                                      of Period     Expenses      Accounts      Deductions      Period

                                     -------------------------------------------------------------------

Description

YEAR ENDED MAY 31, 1994

Allowance for doubtful accounts      $        -    $       -    $        -      $       -    $        -
Tax Valuation Allowance                       -            -             -              -             -

YEAR ENDED MAY 31, 1995

Allowance for doubtful accounts               -            -             -              -             -
Tax Valuation Allowance                       -            -             -              -             -

YEAR ENDED MAY 31, 1996

Allowance for doubtful accounts               -       24,000       600,000(1)           -       624,000
Tax Valuation Allowance                       -      626,000       519,000(2)           -     1,145,000




(1) Amount represents the allowance for doubtful accounts recorded upon acquisition of the MCS Companies.

(2) Amount represents the tax valuation allowance recorded upon acquisition of the MCS Companies.

                          MANAGED CARE SOLUTIONS, INC.

                           SCHEDULE AND EXHIBIT INDEX

                                   DESCRIPTION

SCHEDULES

I        Condensed Financial Information of the Registrant

II       Valuation and Qualifying Accounts and Reserves

EXHIBIT NO.

2.1 Agreement and Plan of Merger by and among Ventana Health Systems, Inc., Arizona Health Concepts, Inc., Managed Care Solutions, Inc., VHS Managed Care Merger Sub, Inc., AHC Managed Care Merger Sub, Inc., MCS Managed Care Merger Sub, Inc. and the registrant (1)

2.2 Distribution Agreement by and between Medicus Systems Software, Inc. and Medicus Systems Corporation (2).

3.1      Conformed Certificate of Incorporation of the Registrant, as amended
         (3)

3.2      Restated Bylaw (4)

10.1 Line of Credit Agreement dated July 11, 1996 as amended, with First Interstate Bank of Arizona

10.2     (a)    Contract between the registrant and San Diego County, California and amendments thereto(5)

         (a)(1) Ninth Amendment to contract between the registrant and San Diego County, California(6)

         (a)(2) Tenth Amendment to contract between the registrant and San Diego County, California(7)

         (a)(3) Eleventh Amendment to contract between the registrant and San Diego County, California(8)

         (a)(4) Twelfth Amendment to contract between the registrant and San Diego County, California(9)

         (a)(5) Thirteenth Amendment to contract between the registrant and San Diego County, California(10)

         (a)(6) Fourteenth Amendment to contract between the registrant and San Diego County, California

         (a)(7) Fifteenth Amendment to contract between the registrant and San Diego County, California

10.3     Service Agreement between registrant and Medicus System Software, Inc.

10.4     The Company's 1996 Stock Option Plan*

10.5     The Company's 1995 Stock Option Plan, as amended*

10.6     The Company's 1995 Directors' Stock Option Plan*

10.7     The Company's Employee Stock Purchase Plan*

10.8     Contract between the registrant and Colorado Access(11)

10.9     (a)    Contract between Ventana Health Systems and Arizona Health Care
         Cost Containment System Part 1 through Part 5

         (a)(1) Amendment 7 to the Contract between Ventana Health Systems and Arizona Health Care Cost Containment System

         (a)(2) Amendment 8 to the Contract between Ventana Health Systems and Arizona Health Care Cost Containment System

         (a)(3) Amendment 9 to the Contract between Ventana Health Systems and Arizona Health Care Cost Containment System

         (a)(4) Amendment 10 to the Contract between Ventana Health Systems and Arizona Health Care Cost Containment System

         (a)(5) Amendment 11 to the Contract between Ventana Health Systems and Arizona Health Care Cost Containment System

10.10    (a)    Contract between Arizona Health Systems and Arizona Health Care
         Cost Containment Systems

         (a)(1) Amendment 2 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

         (a)(2) Amendment 4 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

         (a)(3) Amendment 5 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

         (a)(4) Amendment 6 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

         (a)(5) Amendment 7 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

         (a)(6) Amendment 9 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

         (a)(7) Amendment 10 to contract between Arizona Health Systems and Arizona Health Care Cost Containment Systems

10.11    (a)    First Amendment to contract between registrant and State of
         Indiana

         (a)(1) Second Amendment to contract between registrant and State of Indiana

         (a)(2) Third Amendment to contract between registrant and State of Indiana

10.12    (a)    Administrative Services contract between registrant and
         Community Choice Michigan

         (a)(1) First Amendment to Administrative Services contract between registrant and Community Choice Michigan

         (a)(2) Second Amendment to Administrative Services contract between registrant and Community Choice Michigan

10.13    (a)    Letter Consulting Agreement between registrant and Community
         Choice Michigan

         (a)(1) First Amendment to Consulting Agreement between registrant and Community Choice Michigan

         (a)(2) Second Amendment to Consulting Agreement between registrant and Community Choice Michigan

10.14    Employment Agreement between the Company and Blaine Bergeson*

10.15    Employment Agreement between the Company and James A. Burns*

10.16    Administrative Services Agreement between registrant and AlohaCare

10.17 Administrative Services contract between registrant and Community Health Choice of Illinois, Inc.

10.18    Contract between registrant and Benova

10.19 Letter of Credit Agreement dated June 3, 1996 with First Interstate Bank of Arizona

10.20 Contract between registrant and State of California Managed Risk Medical Insurance Board

10.21    Contract between registrant and Cornerstone Health Management Company

10.22 Shareholder Agreement between registrant, Community Health Care of Illinois and Community Health Choice of Illinois

10.23    (a)    Administrative Services contract between the registrant and
         Community Care Plus

         (a)(1) First Letter Amendment to the Administrative Services contract between the registrant and Community Care Plus

         (a)(2) Second Letter Amendment to the Administrative Services contract between the registrant and Community Care Plus

10.24 Form of Indemnification Contract between the registrant and its officers and directors (12)*

11       Computation of Per Share Earnings

21       Subsidiaries of the Registrant

23       Consent of Independent Accountants

27       Financial Data Schedule

- - --------------------
* Indicates exhibits which constitute management contracts or compensatory plans or agreements.

(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.

(2) Incorporated by reference to Exhibit 2(b) to the registrant's Report on Form 8-K dated March 1, 1996, as amended by Form 8-K/A-1 filed on April 30, 1996.

(3) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.

(4) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.

(5) Incorporated by reference to Exhibit 10(6) filed as part of the Registrant's Statement Number 33-41253.

(6) Incorporated by reference to Exhibit 10(a)(1) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(7) Incorporated by reference to Exhibit 10(a)(2) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(8) Incorporated by reference to Exhibit 10(a)(3) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(9) Incorporated by reference to Exhibit 10(a)(4) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(10) Incorporated by reference to Exhibit 10(a)(5) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(11) Incorporated by reference to Exhibit 10(a)(6) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(12) Incorporated by reference to Exhibit 10(g) filed as part of Registration Statement Number 33-41253.