Form 10-K/A
period 1996-05-31
MANAGED CARE SOLUTIONS INC
filed 1996-09-30
CIK 876625

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----            SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                      OR

- ----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

            COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x   No
                        --     --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Based on the closing sale price of $4.00 on the NASDAQ National Market System, as of August 20, 1996 the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $6,370,868.

As of August 20, 1996 the number of shares outstanding of the registrant's common stock, $.01 par value, was 4,364,712 shares.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Certain information called for by Item 10 concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, as originally filed (the "Original Report"), under Item 1, pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

     The other information called for by Item 10, including biographical information with respect to the remaining directors of the Company, and compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth below.

     Risa Lavizzo-Mourey, age 41, is the Class of 1970 Associate Professor of Medicine and Health Care Systems at the University of Pennsylvania and a board certified Internist and Geriatrician. Dr. Lavizzo-Mourey earned her medical degree at Harvard Medical School followed by a Masters of Business Administration at the University of Pennsylvania's Wharton School. After completing a residency in internal medicine at Brigham and Women's Hospital in Boston, Massachusetts, she was a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania. She also held faculty appointments at the Harvard Medical School and Temple University Medical School. Dr. Lavizzo-Mourey has served on numerous Federal advisory committees, including the White House Task Force on Health Care Reform where she co-chaired the Working Group on Quality of Care. She continues to be a consultant to the White House on Health Care Policy. Dr. Lavizzo-Mourey joined the Predecessor Corporation Board in April 1994 and has served as a director of the Company and Medicus since the Distribution and Mergers.

     Walter J. McNerney, age 69, is the Herman Smith Professor of Health Policy at the J.L. Kellogg Graduate School of Management, Northwestern University and Chairman of Walter J. McNerney and Associates. From 1978 to 1981, Mr. McNerney was national President of the Blue Cross and Blue Shield Association. Mr. McNerney is Chairman of the Board of McNerney Heintz, Inc. He is also Chairman of the Board of American Health Properties, Inc. and a director of Hanger Orthopaedic Group, Inc., The Hospital Fund, Inc., Hospital Research and Educational Trust, Institute for the Future, Institute of Physician Management Relations, National Executive Service Corps., Nellcor Corp., Osteotech Inc., The Stanley Works, Inc., Value Health, Inc. and Ventritex. He was first elected a director of the Predecessor Corporation in 1985 and has served as a director of the Company and Medicus since the Distribution and Mergers and served as Chairman of the Company from March 1, 1996 until July 1, 1996.

     Henry Kaldenbaugh, M.D., 50, is a founder of Ventana, AHC and MCSAZ, and has been a director of the Company since the Mergers. He has been an officer and board member of Ventana and AHC since their inception and of MCSAZ since 1993. He has had a family medicine and pediatric practice in northern Arizona since 1977. Dr. Kaldenbaugh is board certified in pediatrics and quality assurance and utilization and review. Dr. Kaldenbaugh served as medical director of AHC from 1992 to the present and has been an officer or director of MCSAZ, AHC and Ventana since their inception. He served as Administrative Medical Director for Health Management Associates, Inc. from 1990 through 1991, for Northern Arizona Family Health Plan from 1988 through 1991, and for the Arbors Nursing Facility from 1984 through 1987. Dr. Kaldenbaugh received his medical degree from Baylor University.

     John Lingenfelter, M.D., 67, is a founder of Ventana, AHC and MCSAZ, and has been a director of the Company since the Mergers. He has been an officer and board member of Ventana and AHC since their inception and of MCSAZ since 1993. Dr. Lingenfelter has engaged in the general practice of medicine in Kingman, Arizona since 1961. He served as Mohave County, Arizona Health Director from 1966 until 1982, Assistant County Medical Examiner from 1986 until 1987, Hospital District Board Trustee from 1988 to the present and has been Medical Director of the Kingman Health Care Center from 1985 to the present. Dr. Lingenfelter received his medical degree from the University of Iowa.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Richard C. Jelinek failed to timely file a Form 5 with respect to four gifts of an aggregate of 50,000 shares of Predecessor Corporation Common Stock during the fiscal year ended May 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the executive officers of the Company as of May 31, 1996, as well as certain officers of the Predecessor Corporation. The information provided for Mr. Jelinek, Patrick C. Sommers, Susan
P. Dowell and Frank A. Pierce reflects compensation received through February 29, 1996, the last day on which they served as officers of the Predecessor Corporation. Mr. Sommers became an employee of the Predecessor Corporation on February 28, 1996. Information for James Burns, Blaine Bergeson and Jerry Witherspoon, who became executive officers of the Company on March 1, 1996, the effective date of the Mergers, includes compensation they received from MCSAZ prior to the Mergers during the fiscal year ended May 31, 1996.


                          SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                ANNUAL COMPENSATION              AWARDS
                                         ---------------------------------    ------------
                                                                 OTHER         SECURITIES
                                                                 ANNUAL        UNDERLYING      ALL OTHER
    NAME AND PRINCIPAL         FISCAL    SALARY     BONUS     COMPENSATION    OPTIONS/SARS    COMPENSATION
       POSITION (1)             YEAR       ($)       ($)          ($)             (#)            ($)(2)
- ---------------------------    ------    -------    ------    ------------    ------------    ------------
James A. Burns
  Vice Chairman                 1996     162,319    75,000         --         150,000            1,568

Blaine Bergeson
  Chief Executive Officer       1996     162,319    75,000         --         150,000            1,334

Richard C. Jelinek
  Chairman/C.E.O.               1996     176,042        --         --           5,000 (4)        4,620
  Chairman/C.E.O.               1995     228,420        --         --           5,000 (4)        4,620
  Chairman/C.E.O.               1994     211,888    45,000         --              --              375

Patrick C. Sommers
  Chief Executive Officer       1996          --        --         --         350,000 (4)           --

Susan P. Dowell
  Executive Vice President      1996     187,688        --         --              --            3,465
  Executive Vice President      1995     168,438        --         --          20,000 (4)        3,885
  Executive Vice President      1994     156,250    34,750         --              --              375

Frank A. Pierce
  Senior Vice President         1996     112,438    70,000         --          20,000 (3)        4,340
  Senior Vice President         1995     142,916    70,000         --          76,667 (3)(4)     1,697
  Senior Vice President         1994       3,141        --         --          76,667 (3)(4)        --

Jerry L. Witherspoon
  Chief Information Officer     1996     111,154    10,102         --          50,000               --


(1) Includes each person who served as the Chief Executive Officer during the most recent fiscal year and the other most highly compensated executive officers as measured by salary and bonus meeting the disclosure threshold requirements pursuant to Item 402 of S.E.C. Regulation S-K.

(2) The Predecessor Corporation had a contributory retirement savings plan which covers eligible employees who qualify as to age and length of service. Participants may contribute 2% to 15% of their salaries, subject to maximum contribution limitations imposed by the Internal Revenue Service. The amounts shown for Mr. Jelinek, Ms. Dowell and Mr. Pierce represent Predecessor Corporation contributions to the accounts of those individuals under such plan. The amounts shown for Mr. Burns and Mr. Bergeson include term life insurance premiums of $1,140 each and split dollar insurance premiums of $428 for Mr. Burns and $194 for Mr. Bergeson.

(3) The options shown as granted in fiscal 1995 to Mr. Pierce reflect the repricing of the options originally granted in fiscal 1994.

(4) Options shown for Mr. Jelinek, Mr. Sommers, Ms. Dowell and Mr. Pierce were granted by the Predecessor Corporation and were assumed by Medicus at the time of the Distribution. As a result, such options are not exercisable with respect to Company Common Stock.

OPTION/SAR GRANTS TABLE

     The following table provides information on stock options granted to the named executive officers during fiscal year 1996. The potential realizable value of each grant of options was determined assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10% as required pursuant to Item 402 of S.E.C. Regulation S-K.



                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                               -------------------------------------
                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK
                                                                                      PRICE APPRECIATION FOR
                                               INDIVIDUAL GRANTS                       10-YEAR OPTION TERM
                           --------------------------------------------------------   ----------------------
                             NUMBER OF        % OF TOTAL
                            SECURITIES       OPTIONS/SARS
                            UNDERLYING        GRANTED TO     EXERCISE
                           OPTIONS/SARS      EMPLOYEES IN     OR BASE     EXPIRATION     5%(2)       10%(2)
      NAME                 GRANTED (#)(1)    FISCAL YEAR    PRICE ($/SH)     DATE         ($)          ($)
- -------------------------  ------------      ------------   -----------   ----------  ---------    ---------
 James A. Burns               150,000              19.7          3.25      3/01/06      306,586      776,949
 Blaine Bergeson              150,000              19.7          3.25      3/01/06      306,586      776,949
 Richard C. Jelinek(3)          5,000                (3)        7.605      2/27/06       23,914       60,602
 Frank A. Pierce(3)            20,000                (3)        6.825      7/28/95       85,844      217,546
 Susan P. Dowell                    -                 -             -            -            -            -
 Patrick C. Sommers(3)        350,000                (3)         7.51      2/28/06    1,653,050    4,189,152
 Jerry L. Witherspoon          50,000              6.57         6.250      3/12/06      196,530      498,045

 (1) Generally, options granted in fiscal year 1996 are exercisable starting 12 months after the grant date, with 25 percent of the shares covered thereby becoming exercisable at that time and with an additional 25 percent of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date. The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

 (2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

 (3) Options shown for Mr. Jelinek, Mr. Sommers and Mr. Pierce were granted by the Predecessor Corporation prior to the Distribution, and were assumed by Medicus at the time of the Distribution. Therefore, such options no longer represent options to purchase Company Common Stock, and have been omitted in calculating the Percentage of Total Options/SARs Granted to Employees in Fiscal Year.

 OPTION / SAR EXERCISES AND YEAR-END VALUATION

                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                             ---------------------------------------------------
                                           AND FY-END OPTION/SAR VALUES
                                           ----------------------------

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/
                                                              OPTIONS/SARS AT FY-END        SARS AT FY-END (3)
                                                             ------------------------     ------------------------
                        SHARES ACQUIRED          VALUE
                        ON EXERCISE (1)       REALIZED (2)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
NAME                          (#)               ($)             (#)           (#)           ($)           ($)
- ------------------------------------------------------------------------------------------------------------------
 James A. Burns                -                 -               -           150,000         -          450,000
 Blaine Bergeson               -                 -               -           150,000         -          450,000
 Richard C. Jelinek (4)        -                 -               -              -            -             -
 Patrick C. Sommers(4)         -                 -               -              -            -             -
 Susan P. Dowell (4)           -                 -               -              -            -             -
 Frank A. Pierce (4)           -                 -               -              -            -             -
 Jerry L. Witherspoon          -                 -             10,000         40,000         -             -

 (1)  Number of securities underlying options/SAR exercised.

 (2) Market value of underlying securities on date of exercise, minus the exercise or base price.

 (3) Market value of underlying securities at year-end ($6.25), minus the exercise or base price.

 (4) Options previously granted to these individuals by the Predecessor Corporation were assumed by Medicus at the time of the Distribution.

 DIRECTOR COMPENSATION

      All directors of the Company are paid an annual retainer of $15,000. In addition, under the Company's 1995 Directors' Stock Option Plan, an option to purchase 20,000 shares of the Company's Common Stock is granted to each director of the Company who is not an officer, employee or greater than five percent stockholder of the Company at the time of such director's initial election to the Board, provided that the first director elected as Chairman after the approval of the 1995 Directors Stock Option Plan (Mr. McNerney) received an option to purchase 50,000 shares. Each option is for a term of ten years, becomes exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and has an exercise price equal to the fair market value on the date of grant.

 EMPLOYMENT AGREEMENTS

      At the time of the Mergers, the Company entered into employment agreements with each of Mr. Burns and Mr. Bergeson. Mr. Burns' agreement provides that he will receive a salary of at least $175,000 annually, and that if his employment is terminated by the Company (other than for cause), he will receive severance payments at the rate of $175,000 annually (i) until March 1, 1999, in the event of termination prior to March 1, 1998; (ii) for a period of one year if termination occurs between March 1, 1998 and March 1, 1999; (iii) until March 1, 2000 if termination occurs between March 1, 1999 and September 1, 1999; and (iv) for a period of six months if termination occurs after September 1, 1999.

     Mr. Bergeson's agreement also provided that he would receive a salary of at least $175,000 annually, and for severance payments at the rate of $175,000 annually for a period of one year if the Company terminated his employment (other than for cause).

     Each of Mr. Burns' and Mr. Bergeson's employment agreements further provide that in no event will severance pay exceed six months if at the time of termination the Company has not had net income after taxes during the preceding 12 months of a least $1,000,000. Each agreement also provided for the grant of options to purchase 150,000 shares of Common Stock (described elsewhere in this Proxy Statement).

     On August 16, 1996, Mr. Bergeson resigned as an officer and director of the Company and each of its subsidiaries. The Company has arrived at an agreement in principle with Mr. Bergeson pursuant to which it will pay him $14,583.33 monthly for four months, beginning in September 1996. These payments will be subject to offsets representing amounts owed to the Company by Mr. Bergeson.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Brown and McNerney and Drs. Kaldenbaugh and Lingenfelter are currently members of the Compensation Committee and Mr. Jelinek and Dr. Lavizzo-Mourey are currently members of the Stock Option Committee. Prior to the Mergers, Messrs. Brown, McNerney and Warden were members of the Compensation and Stock Option Committee of the Predecessor Corporation. None of the Company's directors have, and none of the Predecessor Corporation directors had, interlocking or other relationships with other boards or the Company or the Predecessor Corporation that require disclosure under Item 402(j) of S.E.C. Regulation S-K, except as described below.

     For the fiscal year ended May 31, 1996, the Predecessor Corporation incurred legal fees for general legal services of $670,239 to the law firm of Bell, Boyd & Lloyd, of which William G. Brown, Secretary and a director of the Company and the Predecessor Corporation, is a partner. In addition, the directors of the Company other than Mr. Brown have approved a proposed transaction pursuant to which Mr. Brown will purchase from the Company, for a cash purchase price of $300,000, a convertible unsecured note in the principal amount of $300,000, due, if extended in accordance with its terms, on September 30, 2001, bearing interest at a rate of 8% per annum. Such note will be convertible into Common Stock at a conversion price of $3.85 per share. Mr. Brown will also receive warrants to purchase 10,000 shares of Common Stock at an exercise price of $4.45 per share. While this transaction is scheduled to close on October 1, 1996, there can be no assurance that such closing will occur. The Stock Option Committee has approved the grant to Mr. Brown of an additional option to purchase 25,000 shares of Common Stock at an exercise price equal to the market price at the date of closing of such transaction. During the fiscal year ended May 31, 1996, the Predecessor Corporation recorded revenues of $448,149 for sales of products and services to Henry Ford Health System, Detroit, Michigan, of which Gail L. Warden, a director of the Predecessor Corporation, is the President and Chief Executive Officer. During the fiscal year ended May 31, 1996, Drs. Kaldenbaugh and Lingenfelter served as Medical Directors of AHC and Ventana, respectively. The Company paid Medical Director fees of $15,000 and $1,800 to Drs. Kaldenbaugh and Lingenfelter, respectively, following the Distribution on March 1, 1996.

  Relationship Between the Company and Medicus

     Messrs. Jelinek, Brown and McNerney and Dr. Lavizzo-Mourey are each directors, and Mr. Jelinek is Chairman, of both the Company and Medicus. In connection with the Distribution, the Company and Medicus entered into a Distribution Agreement and a Services Agreement.

     Distribution Agreement. The Distribution Agreement provides for, among other things, the principal corporate transactions which were required to effect the Distribution, the division between the Company and Medicus of certain liabilities, the treatment of certain employee compensation, benefit and labor matters, and certain other agreements governing the relationship between the Company and Medicus following the Distribution. Subject to certain exceptions, the Distribution Agreement is designed to place with Medicus and its subsidiaries, following the Distribution, financial responsibility for the liabilities of Medicus' businesses and for other corporate liabilities of the Predecessor Corporation, except those liabilities relating to businesses that relate specifically to the business of the Company.

     The Distribution Agreement provides that, except as otherwise set forth therein, all costs and expenses arising prior to the Distribution in connection with the Distribution were to be paid by the Company (except that Medicus was to pay all expenses in connection with the filing of its Registration Statement on Form 10 and the printing and mailing of the related Information Statement) and that each of the Company and Medicus will indemnify the other in respect of certain liabilities under the Exchange Act. Except as otherwise specifically provided in the Distribution Agreement, Medicus generally will indemnify the Company for all liabilities arising in connection with the assets and businesses of Medicus or that are otherwise unrelated to the businesses of the Company.

      The Company and Medicus have also agreed to make records and personnel available to each other in connection with audits, claims, litigation and preparation of tax returns. The Distribution Agreement also provides for the allocation of benefits between the Company and Medicus under existing insurance policies.

      Pursuant to the Distribution Agreement, Medicus generally assumed all liabilities of the Predecessor Corporation under employee pension and welfare benefit plans with respect to the employees and former employees (including retirees and disabled workers) of Medicus' businesses. In addition, Medicus has agreed that it and its subsidiaries will be solely responsible for salary and bonus deferrals by employees of Medicus and its subsidiaries who are not also employees of the Company following the Distribution.

      Services Agreement. The Company and Medicus have also entered into a Services Agreement (the "Services Agreement"), pursuant to which Medicus (i) was to make available to the Company certain services, including tax, accounting, data processing, cash management, employee benefits, monitoring, operational, supervisory, insurance purchasing and claims administration consulting services, and (ii) provide certain financial services to the Company, including analysis and advice regarding potential financial transactions (including but not limited to proposed issuances of debt or equity securities, proposed merger or asset acquisition or sale transactions and dividend, stock split or similar transactions), assistance in budget and forecast preparation, relations with financial analysts, financial press, and investors, and crisis management and control. Such services were to commence on the date of the Distribution and continue for one year. The Company was to pay Medicus $700,000 for such services. In order to compensate Medicus for fixed costs incurred in making such services available, the Company was to be obligated to pay such fees whether or not it elects to utilize the services. The Company will also reimburse Medicus for its out-of-pocket expenses in connection therewith. The Services Agreement also provides that Medicus will not be liable for any losses or damages suffered in respect of services to be performed thereunder, other than by reason of its willful misconduct or gross negligence in performing such services. The Company believes it has received all of the benefits to be received by it under the Services Agreement and therefore had accrued the full $700,000 amount due thereunder as of May 31, 1996.

  Certain Relationships and Related Transactions Concerning the MCS Companies

      MCSAZ. In June 1995, John Lingenfelter gave MCSAZ a $100,000 unsecured line of credit, with interest accruing on the unpaid balance at 8% per annum. At May 31, 1996, no amounts were outstanding under this line of credit.

      In October 1995, MCSAZ borrowed $154,797 from a trust established by John Lingenfelter, M.D., $51,555 from a trust established by Henry Kaldenbaugh, M.D., and $43,464 from a trust established by Geralde Curtis, who was then a director and officer of the MCS Companies and currently owns approximately 13.3% of the Company's Common Stock. MCSAZ then loaned from these funds $118,153 each to Dr. Kaldenbaugh and Ms. Curtis pursuant to promissory notes due December 31, 2000 providing for interest to accrue at 8% per annum. The notes are secured by a pledge of the Company Common Stock received by Dr. Kaldenbaugh and Ms. Curtis in the Mergers in exchange for their stock in MCSAZ. The stock pledge also secures the above described loans from the trusts to MCSAZ. The purpose of the loans was to provide Dr. Kaldenbaugh and Ms. Curtis funds to pay taxes incurred as a result of their owning shares in AHC, a Subchapter S corporation. As of May 31, 1996, $124,368 was outstanding under each of the loans to Dr. Kaldenbaugh and Ms. Curtis.

     Ventana. In October 1995, Dr. Kaldenbaugh borrowed $95,055 and Ms. Curtis borrowed $97,704 from Ventana pursuant to promissory notes due December 31, 2000 providing for interest to accrue at 8% per annum. The notes are secured by a pledge of the Company Common Stock received by Dr. Kaldenbaugh and Ms. Curtis in the Mergers in exchange for their stock in Ventana. The purpose of the loans was to provide Dr. Kaldenbaugh and Ms. Curtis funds to pay taxes as described in the preceding paragraph. As of May 31, 1996, $99,894 and $102,678 was outstanding under the loans to Dr. Kaldenbaugh and Ms. Curtis, respectively.

     As of May 31, 1996, Dr. Kaldenbaugh owed Ventana $92,015 pursuant to a promissory note in the original principal amount of $94,000, with interest at the rate of 3%. During fiscal year 1996, the largest aggregate amount of this indebtedness was $92,015. The purpose of this loan was to provide Dr. Kaldenbaugh funds to settle litigation in 1992 concerning a covenant not to compete to which he was subject.

     During fiscal 1996, Dr. Lingenfelter received total payments of $351,930 under risk sharing contracts between Dr. Lingenfelter and Ventana in Mohave County, Arizona. As of May 31, 1996, Dr. Lingenfelter is owed an additional $109,400 pursuant to such contracts.

     Arizona Health Concepts. Dr. Lingenfelter received payments of $267,227 during fiscal year 1996 pursuant to risk sharing contracts with AHC in Mohave County, Arizona.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 31, 1996, certain information regarding the beneficial ownership of Common Stock by each of the Company's directors and executive officers named in the Summary Compensation Table set forth in Item 11 and by all directors and executive officers of the Company as a group, and by each person known by the Company to be the beneficial owner of 5 percent or more of the outstanding Company Common Stock.

                                                    SHARES         PERCENT OF
     NAME(1)                                  BENEFICIALLY OWNED  COMMON STOCK
     ----                                     ------------------  -------------
     Blaine Bergeson.......................         204,890            4.7%
     James A. Burns........................         205,590            4.7%
     Henry Kaldenbaugh.....................         567,454           13.0%
     John Lingenfelter.....................         573,654           13.1%
     Richard C. Jelinek(2).................         664,900           15.2%
     William G. Brown......................          38,760              *
     Risa Lavizzo-Mourey...................               -              -
     Walter J. McNerney....................          36,876              *
     Geralde Curtis(3).....................         582,654           13.3%
     Patrick C. Sommers....................               -              -
     Susan P. Dowell.......................               -              -
     Frank A. Pierce.......................               -              -
     Jerry L. Witherspoon..................          10,000(5)           *
     Stephens Inc.(4)......................         218,167            5.0%
     All directors and executive officers
      as a group (10 persons)(2)...........       2,292,124           52.5%

- -----------
*    Represents less than one percent of the outstanding Common Stock.

(1) The address of all of the persons named or identified above, except for Stephens Inc., is c/o Managed Care Solutions, Inc., 2510 West Dunlap Avenue, Suite 300, Phoenix, Arizona 85021.

(2)  Includes 33,333 shares owned by Mr. Jelinek's wife.

(3)  Includes 2,100 shares owned by Ms. Curtis' children.

(4) Represents shares as of February 12, 1996, as reported on Schedule 13G, Amendment No. 3. Stephens Inc. disclaims beneficial ownership with respect to all of the shares for all purposes other than for reporting purposes on
     Schedule 13G. These shares are shares over which Stephens Inc.'s investment adviser division, Stephens Capital Management ("SCM") has or shares voting and dispositive power with respect to discretionary accounts of customers of SCM. The address of Stephens Inc. is 111 Center Street, Little Rock, Arkansas 72201.

(5) Represents shares covered by outstanding stock options exercisable within 60 days of May 31, 1996.

     The Company's Certificate of Incorporation authorizes 6.85 shares of Voting Preferred Stock, $1,000 par value, all of which are outstanding, as described below. Until May 31, 1998, the Voting Preferred Stock is entitled to 14,667 votes per share. After May 31, 1998, the Voting Preferred Stock has 220 votes per share. Richard C. Jelinek, Chairman and a director of the Company, who owns 15.2% of the Common Stock outstanding, owns all of the authorized and outstanding Voting Preferred Stock (representing 100,667 votes).

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For descriptions of certain transactions involving Messrs. Brown, Warden and Jelinek and Drs. Kaldenbaugh and Lingenfelter, see the information under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation," in Item 11, which is incorporated herein by reference. As compensation for investment banking services performed by it in connection with the Distribution and Mergers (including the delivery of a fairness opinion and valuation) Stephens Inc. (an affiliate of Stephens Group, Inc., of which Jon E.
 M. Jacoby, a director of the Predecessor Corporation, is an officer and director), received a fee from the Predecessor Corporation of $75,000, together with reimbursement of its out-of-pocket expenses.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona.


                                       MANAGED CARE SOLUTIONS, INC.

                                       By: /s/ James A. Burns
                                           ---------------------------
                                           James A. Burns, President

                                       Dated: September 27, 1996