Form 10-Q
period 1996-08-31
MANAGED CARE SOLUTIONS INC
filed 1996-10-15
CIK 876625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-19393


                          MANAGED CARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                                              36-3338328
State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


                             2510 WEST DUNLAP AVENUE
                                    SUITE 300
                             PHOENIX, ARIZONA 85021
                    (Address of principal executive offices)
                                   (Zip Code)

                                  602-943-5660
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                       _______      _______

There were 4,364,712 shares of common stock outstanding as of October 10, 1996.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

Part I           FINANCIAL INFORMATION


       Item 1.  Financial Statements


                Consolidated Balance Sheets..........................................................      3

                Consolidated Statements of Operations................................................      4

                Consolidated Statements of Cash Flows.................................................     5

                Notes to Unaudited Consolidated Financial Statements.................................    6-7

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................   8-11


Part II         OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K.....................................................     11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MANAGED CARE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            AUGUST 31,            MAY 31,
                                                                                               1996                1996
                                                                                           ------------        ------------
                                                                                           (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents, including restricted cash of $3,740,000 and $3,082,000       $  3,997,000        $  3,804,000
   Short-term investments                                                                     2,131,000           3,000,000
   Accounts and notes receivable and unbilled services, net                                   5,564,000           4,353,000
   Related party accounts and notes receivable                                                   93,000              91,000
   Prepaid expenses and other current assets                                                    994,000             832,000
   Deferred taxes, net                                                                          169,000             169,000
                                                                                           ------------        ------------
       Total current assets                                                                  12,948,000          12,249,000
Notes receivable                                                                                139,000             139,000
Related party notes receivable                                                                2,781,000           2,783,000
Property and equipment, net                                                                   4,726,000           4,147,000
Performance bonds                                                                             4,190,000           4,078,000
Goodwill, net                                                                                 3,466,000           3,534,000
Deferred taxes, net                                                                              73,000              73,000
Other assets                                                                                    596,000             596,000
                                                                                           ------------        ------------
                                                                                           $ 28,919,000        $ 27,599,000
                                                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                        $  2,525,000        $    379,000
   Accrued medical claims                                                                     7,470,000           6,331,000
   Risk pool payable                                                                          1,907,000           1,646,000
   Related party risk pool payable                                                              135,000             117,000
   Accrued expenses                                                                           4,152,000           3,609,000
   Loss contract reserve                                                                        110,000             510,000
   Due to Medicus Systems Corporation                                                           502,000             647,000
   Current portion of long-term debt                                                            451,000           1,650,000
                                                                                           ------------        ------------
       Total current liabilities                                                             17,252,000          14,889,000

Long-term debt                                                                                  216,000             267,000
Related party long-term debt                                                                    249,000             249,000
                                                                                           ------------        ------------
       Total liabilities                                                                     17,717,000          15,405,000
                                                                                           ------------        ------------
Commitments                                                                                           -                   -

Stockholders' Equity:
   Voting preferred stock, $1,000 par value
     Authorized, issued and outstanding - 6.85 shares                                             7,000               7,000
   Common stock, $0.01 par value
     Authorized - 10,000,000 shares
     Issued  - 4,365,000 shares                                                                  44,000              44,000
   Capital in excess of par value                                                            14,310,000          14,310,000
   Retained earnings (deficit)                                                               (3,159,000)         (2,167,000)
                                                                                           ------------        ------------
       Total stockholders' equity                                                            11,202,000          12,194,000
                                                                                           ------------        ------------
                                                                                           $ 28,919,000        $ 27,599,000
                                                                                           ============        ============

         The accompanying notes are an integral part of these statements

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                             ------------------------------
                                                              AUGUST 31,         AUGUST 31,
                                                                 1996               1995
                                                             ------------        ----------

Revenues                                                     $ 17,535,000        $1,856,000
                                                             ------------        ----------

Direct cost of operations                                      14,078,000         1,442,000
Marketing, sales and administrative                             4,532,000           298,000
                                                             ------------        ----------

   Total costs and expenses                                    18,610,000         1,740,000
                                                             ------------        ----------

Operating income (loss)                                        (1,075,000)          116,000
                                                             ------------        ----------

Interest expense                                                  (36,000)                -
Interest income                                                    69,000            51,000
                                                             ------------        ----------

                                                                   33,000            51,000
                                                             ------------        ----------

Income (loss) from continuing operations before income
   taxes                                                       (1,042,000)          167,000

Provision (benefit) for income taxes                              (50,000)           14,000
                                                             ------------        ----------

Income (loss) from continuing operations                         (992,000)          153,000

Discontinued operations, net of taxes                                   -           340,000
                                                             ------------        ----------

Net income (loss)                                            $   (992,000)       $  493,000
                                                             ============        ==========

Income (loss) per share:
   Continuing operations                                     $      (0.23)       $     0.07
   Discontinued operations                                              -              0.16
                                                             ------------        ----------
                                                             $      (0.23)       $     0.23
                                                             ============        ==========

Weighted Average Common and Common
   Equivalent Shares Outstanding                                4,365,000         2,149,000
                                                             ============        ==========

         The accompanying notes are an integral part of these statements

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                 AUGUST 31,         AUGUST 31,
                                                                    1996               1995
                                                                -----------        -----------

Cash flows from operating activities:
   Income (loss) from continuing operations                     $  (992,000)       $   153,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Bad debt expense                                               567,000                  -
     Depreciation and amortization                                  422,000             16,000
     Changes in current assets and current liabilities:
       Accounts receivable and unbilled services                 (1,778,000)          (360,000)
       Prepaid expenses and other current assets                   (162,000)           (40,000)
       Accounts payable                                           2,146,000             11,000
       Accrued medical                                            1,139,000                  -
       Risk pool payable                                            261,000                  -
       Related party risk pool payable                               18,000                  -
       Accrued expenses                                             543,000             34,000
       Loss contract reserve                                       (400,000)                 -
                                                                -----------        -----------
Net cash provided by (used in) operating activities               1,764,000           (186,000)
                                                                -----------        -----------

Cash flows from investing activities:
   Purchase of property and equipment                              (933,000)           (31,000)
   Proceeds from maturity/sale of short-term investments          1,369,000          4,000,000
   Increases in assets securing performance bond                   (112,000)                 -
   Purchases of short-term investments                             (500,000)                 -
                                                                -----------        -----------
Net cash (used in) provided by investing activities                (176,000)         3,969,000
                                                                -----------        -----------

Cash flows from financing activities:
   Due to Medicus Systems Corporation                              (145,000)                 -
   Principal payment on long-term debt                           (1,250,000)                 -
   Purchase of treasury stock                                             -           (533,000)
   Reissuance of treasury stock                                           -            467,000
   Dividends paid                                                         -           (192,000)
                                                                -----------        -----------
Net cash (used in) provided by financing activities              (1,395,000)          (258,000)
                                                                -----------        -----------

Net increase in cash and cash equivalents                           193,000          3,525,000
Cash and cash equivalents, beginning of period                    3,804,000          1,475,000
Cash allocated from discontinued operations                               -            237,000
                                                                -----------        -----------
Cash and cash equivalents, end of period                        $ 3,997,000        $ 5,237,000
                                                                ===========        ===========

         The accompanying notes are an integral part of these statements

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996.

NOTE 2 - MERGERS

The Company as it presently exists is the result of a spinoff and subsequent merger transactions which occurred on March 1, 1996. Prior to March 1, 1996 the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the Predecessor Corporation, other than those related to its managed care business, were transferred to a wholly owned subsidiary of the Predecessor Corporation, and all of the shares of that company, then named Medicus Systems Corporation, were distributed (the "Distribution") on a share-for-share basis to stockholders of the Predecessor Corporation. Immediately after the Distribution, the Company, which then consisted only of the managed care business of the Predecessor Corporation, effected a one-for-three reverse stock split. Also on March 1, 1996, immediately after the reverse stock split, the Company acquired three Arizona corporations engaged in the managed care business through merger transactions (the "Mergers") pursuant to which each of the Arizona corporations (Managed Care Solutions, Inc., now named Managed Care Solutions of Arizona, Inc. ("MCSAZ"), Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC")) became wholly owned subsidiaries of the Company, and the Company's name was changed to Managed Care Solutions, Inc.

NOTE 3 - DISCONTINUED OPERATIONS

The software and related lines of business of the Predecessor Corporation that were separated as of March 1, 1996 are reported as discontinued operations. Prior years' operating results have also been reclassified to segregate the discontinued operations. Revenues from discontinued operations were $8,481,000 for the three months ended August 31, 1995.

NOTE 4 - EARNINGS PER SHARE

Income (loss) per common share have been computed by dividing net income (loss) by the weighted average common equivalent shares outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and warrants when dilutive, using the treasury stock method from date of grant. Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the one-for-three reverse stock split effective March 1, 1996.

NOTE 5 - RESTRICTIONS ON FUND TRANSFERS

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. MCS' proportionate share of net assets (after inter-company eliminations) which, at August 31, 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,472,000 at August 31, 1996, with deposit and reserve requirements (performance bonds) representing $2,169,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,303,000.

NOTE 6 - SUBSEQUENT EVENTS AND LIQUIDITY

The Company experienced a loss from continuing operations in the three-month period ended August 31, 1996. Additionally, the Company has negative working capital of $4,304,000 at August 31, 1996. In an effort to improve its operating results in the three-month period ended August 31, 1996, the Company reduced its total workforce by approximately 10%. In addition, the Company has implemented stringent controls over other expenses. In August 1996, the Company consolidated its AHC operations by closing two satellite offices in Arizona. The Company is also planning to relocate its corporate headquarters in an effort to reduce rent expense and more efficiently utilize the space available.

On October 2, 1996, the Company signed an agreement with Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for an additional two years if certain conditions are met. The loan is initially secured by all of the assets of the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three-year term, and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements.

In a separate transaction, a trust controlled by William Brown, a director of MCS, invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price and warrant exercise price are the same for Mr. Brown's trust as for BCBSTX, except that interest on the loan is payable monthly.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion pertains to the managed care business and continuing operations of the Company. The other business activities, which had been conducted by the Predecessor Corporation prior to the distribution on March 1, 1996, are separately identified as discontinued operations. Results presented consist of the Company's managed care business consolidated with the operations of all three wholly owned subsidiaries (MCSAZ, Ventana and AHC) for the reporting period since March 1, 1996.

Revenues increased from $1,856,000 for the three months ended August 31, 1995 to $17,535,000 the comparable period in fiscal 1997, principally as a result of the Mergers. Revenues for the three months ended August 31, 1996 consisted of $5,283,000 from fees received for management of health plans not owned by the Company and $12,252,000 from capitation revenue received by Ventana and AHC. Management fee revenue increased 185% for the three months ended August 31, 1996 over the comparable period in the prior year due to an increase in rates and services provided on contracts in existence at June 1, 1995 (11% of the increase), the addition of new contracts (29% of the increase) and revenues generated by contracts managed by MCSAZ since the effective date of the Mergers (60% of the increase).

The most significant new contract revenue growth occurred as a result of a contract that commenced December 1995 with Colorado Access to administer its Medicaid and indigent acute care program. At the same time, the Company incurred significant operating losses attributable to the Colorado Access contract in the third and fourth quarters of fiscal 1996 as a result of a rate reduction and start-up expenses. The contract included a significant rate reduction when membership reached the 40,000 membership level. Colorado Access achieved a 42,000 membership level in its third month of operation. It was originally estimated that the program would not reach this membership level for two years, at which time the cost to administer this program would have decreased significantly.

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

Ventana is the Company's long term care Medicaid HMO that provided services in eight Arizona counties under a contract that expired September 30, 1996. In July 1996, Ventana was awarded a five year contract for seven counties, which commenced October 1, 1996.

AHC, the Company's acute care Medicaid HMO in Arizona, is operating under a three-year contract (October 1994 through September 1997) that had intense pricing competition during the bidding process. The agreed upon rates have resulted in AHC, as well as several other HMO plans participating in this program, incurring operating losses. Arizona Health Care Cost Containment System Administration ("AHCCCSA") has increased capitation rates for the third year of the contract by approximately 5%, which began October 1, 1996. However, AHCCCSA also increased hospital rates in counties served by AHC by approximately 7%. The Company is unable to determine, at this time, whether these rate changes, combined with planned improvements in medical expense costs currently anticipated, will reduce or eliminate operating losses at AHC or the extent of any such improvements in results.

In conjunction with the acquisition of AHC, the Company recorded a loss contract reserve of $542,000, including anticipated contract losses of $440,000 for the period June 1, 1996 to September 30, 1996. Subsequent to the effective date of the Mergers, the Company has charged operating losses incurred against this reserve. As a result, these contract losses are not fully reflected in the Company's operating results for the periods presented.

During the three-month period ended August 31, 1996, AHC generated revenues of $6,002,000, and at August 31, 1996, AHC had a net deficit of $1,591,000. The Company, under this contract is obligated to fund this deficit or find other alternatives acceptable to AHCCCSA by November 27, 1996. There can be no assurance at this time that the Company will provide such funds or find other alternatives acceptable to AHCCCSA.

AHC has been notified by one of its subcontractors that the subcontractor is significantly behind in paying claims received from providers for services rendered to AHC members. The subcontractor currently owes approximately $1,600,000 for such claims and contends that, in spite of a lack of cash, it will be able to satisfy all related obligations. In the event this subcontractor cannot fulfill these obligations, AHC could be held liable for payment. AHC is aggressively pursuing payment of these claims by the subcontractor.

Direct cost of operations increased to $14,078,000 for the three-month period ended August 31, 1996 from $1,442,000 for the comparable period in fiscal 1996. Direct cost of operations for the three-month period ended August 31, 1996 consisted of $2,914,000 related to fees generated from management of health plans not owned by the Company and $11,164,000 from Ventana and AHC. The direct cost of operations to manage plans as a percentage of related revenue increased from 78% for the three-month period ended August 31, 1995 to 82% for the comparable period in fiscal 1997 primarily as a result of the Colorado Access contract.

The direct costs of Ventana and AHC, respectively, as a percentage of related revenue for the period from the date of acquisition to August 31, 1996 were 88% and 98%.

Marketing, sales and administrative expenses increased from $298,000 for the three-month period ended August 31, 1995 to $4,532,000 for the comparable period in fiscal 1997. This increase is primarily the result of the additional marketing, sales and administrative activities of MCSAZ, Ventana and AHC subsequent to the effective date of the Mergers.

Interest income for the three-month period ended August 31, 1996 was $69,000, which is primarily related to investments held by Ventana and AHC subsequent to the effective date of the Merger. For the comparable period in fiscal 1996, interest income was $51,000 related to short-term investments of the Company.

The income tax benefit for the three months ended August 31, 1996 is the result of the Company carrying back the losses generated by the parent entity against income generated in prior periods. The current subsidiaries' losses can only be utilized against taxable income of the consolidated group subsequent to the effective date of the Mergers. A tax valuation allowance has been provided against any such losses recognized in the current fiscal year quarter as their realizability is not certain. The variation in the tax rate between the three months ended August 31, 1996 and the comparable prior year period is primarily due to nondeductible goodwill amortization and the valuation allowance for the net operating losses of the subsidiaries.

Income (loss) from continuing operations was ($992,000) for the three-month period ended August 31, 1996 versus $153,000 for the comparable period in fiscal 1996. The primary reasons for the change in profitability were costs related to terminating contracts in Colorado, Illinois, and Missouri and cost associated with terminated employees as part of the workforce reduction effort in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended August 31, 1996, the Company's cash and cash equivalents increased $193,000 to $3,997,000 at August 31, 1996, including an increase in restricted cash of $658,000. Operating activity provided $1,764,000 for the three-month period ended August 31 1996 versus using $186,000 for the comparable period in fiscal 1996. The primary cause for the change was the growth in current liabilities partially offset by the loss from continuing operations and growth in accounts receivable.

Investing activities used $176,000 for the three-month period ended August 31, 1996 versus providing $3,969,000 for the comparable period in fiscal 1996. Sources of cash consisted of proceeds from the maturity of investments. Cash was used to purchase $933,000 of property and equipment primarily for the Michigan, Indiana and Colorado contracts.

Financing activities used $1,395,000 for the three-month period ended August 31, 1996 versus $258,000 for the comparable period in fiscal 1996. Principal payment on long-term debt in fiscal 1997 was the primary use of funds, while treasury stock activity and dividend payments were the primary use of funds for the comparable period in fiscal 1996.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS' proportionate share of net assets (after inter-company eliminations) which, at August 31, 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,472,000 at August 31, 1996, with deposit and reserve requirements (performance bonds) representing $2,169,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,303,000. Ventana provided funds to MCS under loan agreements totaling $2,361,000 at August 31, 1996. All such agreements were pre-approved as required by AHCCCSA.

The Company experienced a loss from continuing operations in the three-month period ended August 31, 1996. Additionally, the Company has negative working capital of $4,304,000 at August 31, 1996. In an effort to improve its operating results in the three-month period ended August 31, 1996, the Company reduced its total workforce by approximately 10%, which is expected to result in an estimated annual savings of $1,700,000. In addition, the Company has implemented stringent controls over other expenses. In August, the Company consolidated its AHC operations by closing two satellite offices in Arizona. The closure of these two offices is expected to result in estimated savings of $240,000 annually and, by bringing these operations into one facility, is also expected to improve controls over medical expenses. There can be no assurance as to the amount of savings which will actually result from the actions described above.

The Company is planning to relocate its corporate headquarters elsewhere in the Phoenix area where it can reduce rent expense, as well as more efficiently utilize the space available. The Company's existing leases on its corporate headquarters will expire in January 1997.

On October 2, 1996, the Company signed an agreement with BCBSTX whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for an additional two years if certain conditions are met. The loan is initially secured by all of the assets of the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three-year term, and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements.

In a separate transaction, a trust controlled by William Brown, a director of MCS, invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price and warrant exercise price are the same for Mr. Brown's trust as for BCBSTX, except that interest on the loan is payable monthly.

In April 1996, the Company entered into an agreement with Community Health Care, Inc. (CHCI) pursuant to which the Company became a 49% owner in Choice, a new HMO being developed in Illinois. The Company had undertaken to develop the HMO, provide the capital to purchase equipment for the plan and provide the equity capital necessary to apply for the HMO license. The equity capital requirement was met in April when the Company loaned Choice $2,000,000 in the form of a seven year note. These funds are being held in an escrow account, pursuant to an escrow agreement that provides for the return of the $2,000,000 to MCS if the HMO license is not awarded by October 31, 1996. It is the Company's opinion that existing capitation and hospital rates will not allow this plan to be financially viable. Therefore, the Company has notified Choice that Choice should be dissolved, the Company's relationship with Choice terminated and the $2,000,000 loan repaid. Choice is currently reviewing its options. There can be no assurance as to when, or if, the loan will be repaid.

In June 1996, the Company formed a limited liability corporation with Benova, Inc., a privately held for-profit company located in Portland, Oregon that provides benefits enrollment services. The limited liability corporation, known as Benova Managed Care Solutions (BMCS) has submitted a bid to the State of New York to administer enrollment broker, member education and information services to over one million Medicaid recipients to be enrolled into managed care plans. The Company will own 65% of BMCS and is required to provide initial capitalization estimated to be $1,500,000 for capital equipment and working capital. There can be no assurance at this time that the Company will be able to provide such funds. BMCS is one of two finalists bidding on the Contract which is expected to be awarded before the end of calendar 1996.

The Company believes that, based on its current projections and the completion of the BCBSTX transaction, its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1997. The Company will continue its effort to increase revenues, renegotiate existing agreements and minimize operating costs. However, the Company can make no assurances that it will meet its current projections.

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)Exhibits

                           (27)  Financial Data Schedule

               (b)Reports on Form 8-K

                          None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                MANAGED CARE SOLUTIONS, INC.

                By:     /s/ James A. Burns
                        _____________________________________________________
                        James A. Burns, President and Chief Executive Officer

                By:     /s/ Michael J. Kennedy
                        _____________________________________________________
                        Michael J. Kennedy, Chief Financial Officer

                Dated:  October 15, 1996