Form 10-Q
period 1996-11-30
MANAGED CARE SOLUTIONS INC
filed 1997-01-14
CIK 876625

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-19393


                          MANAGED CARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)



                         DELAWARE                                                            36-3338328
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)


                             7600 NORTH 16TH STREET
                                    SUITE 150
                             PHOENIX, ARIZONA 85020
                    (Address of principal executive offices)
                                   (Zip Code)

                                  602-331-5100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


There were 4,364,712 shares of common stock outstanding as of January 10, 1997.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----


Part I   FINANCIAL INFORMATION


       Item 1.  Financial Statements


                Consolidated Balance Sheets..................................3


                Consolidated Statements of Operations......................4-5


                Consolidated Statements of Cash Flows........................6

                Notes to Unaudited Consolidated Financial Statements.......7-8


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................9-12


Part II    OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K............................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MANAGED CARE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    NOVEMBER 30,          MAY 31,
                                                                        1996               1996
                                                                   ------------         ------------
                                                                    (UNAUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents, including restricted cash
     of $4,482,000 and $3,082,000                                  $  6,957,000         $  3,804,000
   Short-term investments                                             2,356,000            3,000,000
   Accounts and notes receivable and unbilled services, net           5,445,000            4,353,000
   Related party accounts and notes receivable                           93,000               91,000
   Prepaid expenses and other current assets                          1,563,000              832,000
   Deferred taxes, net                                                  169,000              169,000
                                                                   ------------         ------------
       Total current assets                                          16,583,000           12,249,000
Notes receivable                                                        280,000              139,000
Related party notes receivable                                          793,000            2,783,000
Property and equipment, net                                           4,698,000            4,147,000
Performance bonds                                                     4,192,000            4,078,000
Goodwill, net                                                         3,375,000            3,534,000
Deferred taxes, net                                                      73,000               73,000
Other assets                                                            596,000              596,000
                                                                   ------------         ------------
                                                                   $ 30,590,000         $ 27,599,000
                                                                   ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $    810,000         $    379,000
   Accrued medical claims                                             8,200,000            6,331,000
   Risk pool payable                                                  2,431,000            1,646,000
   Related party risk pool payable                                      162,000              117,000
   Accrued expenses                                                   4,071,000            3,609,000
   Loss contract reserve                                                     --              510,000
   Due to Medicus Systems Corporation                                   194,000              647,000
   Current portion of long-term debt                                    200,000            1,650,000
                                                                   ------------         ------------
       Total current liabilities                                     16,068,000           14,889,000

Long-term debt                                                        2,956,000              267,000
Related party long-term debt                                            549,000              249,000
                                                                   ------------         ------------
       Total liabilities                                             19,573,000           15,405,000
                                                                   ------------         ------------
Commitments                                                                  --                   --

Stockholders' Equity:
   Voting preferred stock, $1,000 par value
     Authorized, issued and outstanding - 6.85 shares                     7,000                7,000
   Common stock, $0.01 par value
     Authorized - 10,000,000 shares
     Issued - 4,365,000 shares                                           44,000               44,000
   Capital in excess of par value                                    14,540,000           14,310,000
   Retained earnings (deficit)                                       (3,574,000)          (2,167,000)
                                                                   ------------         ------------
       Total stockholders' equity                                    11,017,000           12,194,000
                                                                   ------------         ------------
                                                                   $ 30,590,000         $ 27,599,000
                                                                   ============         ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                 ---------------------------------

                                                                 NOVEMBER 30,         NOVEMBER 30,
                                                                     1996                 1995
                                                                 ------------         ------------

Revenues                                                         $ 17,566,000         $  1,997,000
                                                                 ------------         ------------

Direct cost of operations                                          14,621,000            1,600,000
Marketing, sales and administrative                                 3,431,000              169,000
                                                                 ------------         ------------

   Total costs and expenses                                        18,052,000            1,769,000
                                                                 ------------         ------------

Operating income (loss)                                              (486,000)             228,000
                                                                 ------------         ------------

Interest expense                                                      (95,000)                  --
Interest income                                                       166,000               67,000
                                                                 ------------         ------------

   Net interest income                                                 71,000               67,000
                                                                 ------------         ------------

Income (loss) from continuing operations before income
   taxes                                                             (415,000)             295,000

Provision (benefit) for income taxes                                       --              151,000
                                                                 ------------         ------------

Income (loss) from continuing operations                             (415,000)             144,000

Discontinued operations, net of taxes                                      --              188,000
                                                                 ------------         ------------

Net income (loss)                                                $   (415,000)        $    332,000
                                                                 ============         ============

Income (loss) per share:
   Continuing operations                                         $      (0.09)        $       0.07
   Discontinued operations                                                 --                 0.08
                                                                 ------------         ------------
                                                                 $      (0.09)        $       0.15
                                                                 ============         ============

Weighted Average Common and Common
   Equivalent Shares Outstanding                                    4,365,000            2,146,000
                                                                 ============         ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                 ---------------------------------

                                                                  NOVEMBER 30,        NOVEMBER 30,
                                                                      1996                1995
                                                                 ------------         ------------

Revenues                                                         $ 35,101,000         $  3,853,000
                                                                 ------------         ------------

Direct cost of operations                                          28,699,000            3,042,000
Marketing, sales and administrative                                 7,963,000              467,000
                                                                 ------------         ------------

   Total costs and expenses                                        36,662,000            3,509,000
                                                                 ------------         ------------

Operating income (loss)                                            (1,561,000)             344,000
                                                                 ------------         ------------

Interest expense                                                     (131,000)                  --
Interest income                                                       235,000              118,000

   Net interest income                                                104,000              118,000
                                                                 ------------         ------------

Income (loss) from continuing operations before income
   taxes                                                           (1,457,000)             462,000

Provision (benefit) for income taxes                                  (50,000)             165,000
                                                                 ------------         ------------

Income (loss) from continuing operations                           (1,407,000)             297,000

Discontinued operations, net of taxes                                      --              528,000
                                                                 ------------         ------------

Net income (loss)                                                $ (1,407,000)        $    825,000
                                                                 ============         ============

Income (loss) per share:
   Continuing operations                                         $      (0.32)        $       0.14
   Discontinued operations                                                 --                 0.24
                                                                 ------------         ------------
                                                                 $      (0.32)        $       0.38
                                                                 ============         ============

Weighted Average Common and Common
   Equivalent Shares Outstanding                                    4,365,000            2,148,000
                                                                 ============         ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                          --------------------------------
                                                                          NOVEMBER 30,        NOVEMBER 30,
                                                                             1996                1995
                                                                          -----------         -----------
Cash flows from operating activities:
   Income (loss) from continuing operations                               $(1,407,000)        $   297,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Bad debt expense                                                         764,000                  --
     Depreciation and amortization                                            893,000              31,000
     Changes in current assets and current liabilities:
       Deferred income taxes                                                       --              23,000
       Accounts receivable and unbilled services                           (1,856,000)           (787,000)
       Prepaid expenses and other current assets                             (731,000)           (671,000)
       Accounts payable                                                       431,000              52,000
       Accrued medical claims                                               1,869,000                  --
       Risk pool payable                                                      785,000                  --
       Related party risk pool payable                                         45,000                  --
       Accrued expenses                                                       462,000              63,000
       Loss contract reserve                                                 (510,000)                 --
                                                                          -----------         -----------
Net cash provided by (used in) operating activities                           745,000            (992,000)
                                                                          -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                      (1,285,000)           (258,000)
   Proceeds from maturity/sale of short-term investments                    1,919,000           4,000,000
   Related party notes receivable                                           1,782,000                  --
   Increases in assets securing performance bond                             (114,000)                 --
   Purchases of short-term investments                                     (1,210,000)                 --
                                                                          -----------         -----------
Net cash provided by investing activities                                   1,092,000           3,742,000
                                                                          -----------         -----------

Cash flows from financing activities:
   Due to Medicus Systems Corporation                                        (453,000)                 --
   Principal payment on long-term debt                                     (1,531,000)                 --
   Issuance of long-term debt                                               3,070,000                  --
   Purchase of treasury stock                                                      --            (532,000)
   Reissuance of treasury stock                                                    --             541,000
   Dividends paid                                                                  --            (384,000)
   Issuance of stock warrants                                                 230,000                  --
                                                                          -----------         -----------
Net cash provided by financing activities                                   1,316,000            (375,000)
                                                                          -----------         -----------

Net increase in cash and cash equivalents                                   3,153,000           2,375,000
Cash and cash equivalents, beginning of period                              3,804,000           1,475,000
Cash allocated from discontinued operations                                        --           1,190,000
                                                                          -----------         -----------
Cash and cash equivalents, end of period                                  $ 6,957,000         $ 5,040,000
                                                                          ===========         ===========

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996.

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

NOTE 3 - DISCONTINUED OPERATIONS

The software and related lines of business of the Predecessor Corporation that were separated as of March 1, 1996 are reported as discontinued operations. Prior years' operating results have also been reclassified to segregate the discontinued operations. Revenues from discontinued operations were $8,161,000 and $16,642,000 for the three and six months ended November 30, 1995, respectively.

NOTE 4 - EARNINGS PER SHARE

Income (loss) per common share has been computed by dividing net income (loss) by the weighted average common equivalent shares outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and warrants when dilutive, using the treasury stock method from date of grant. Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the one-for-three reverse stock split effective March 1, 1996.

NOTE 5 - RESTRICTIONS ON FUND TRANSFERS

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $8,529,000 at November 30, 1996, with deposit and reserve requirements (performance bonds) representing $2,171,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,358,000.

NOTE 6 - LIQUIDITY

The Company experienced a loss from continuing operations in the six month period ended November 30, 1996. In an effort to improve its operating results in fiscal 1997, the Company reduced its total workforce by approximately 10% in July 1996. In addition, the Company has implemented stringent controls over other expenses. In August 1996, the Company consolidated its AHC operations by closing two satellite offices in Arizona. The Company also relocated its corporate headquarters in January 1997 in an effort to reduce rent expense and more efficiently utilize the space available.

On October 2, 1996, the Company signed an agreement with Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for an additional two years if certain conditions are met. The loan is initially secured by all of the assets of the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three year term, and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion pertains to the managed care business and continuing operations of the Company. The other business activities, which had been conducted by the Predecessor Corporation prior to the distribution on March 1, 1996, are separately identified as discontinued operations. Results presented consist of the Company's managed care business consolidated with the operations of all three wholly-owned subsidiaries (MCSAZ, Ventana and AHC) for the reporting period since March 1, 1996.

Revenues increased from $1,997,000 and $3,853,000 for the three and six month periods ended November 30, 1995, respectively, to $17,566,000 and $35,101,000 for the three and six month periods ending November 30, 1996, respectively, principally as a result of the Mergers. For the three and six months periods ending November 30, 1996, revenues consisted of $5,497,000 and $10,780,000, respectively, from fees received from management of health plans not owned by the Company and $12,069,000 and $24,321,000, respectively, from capitation revenue received by Ventana and AHC. Management fee revenue increased 171% and 179% for the three and six months ended November 30, 1996, respectively, over the comparable periods in the prior year due to an increase in rates and services provided on contracts in existence at June 1, 1995, the addition of new contracts and revenues generated by contracts managed by MCSAZ since the effective date of the Mergers.

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

After unsuccessful attempts to negotiate a rate increase, the Company notified Colorado Access in July 1996 that it was terminating the contract. It was mutually agreed that the Company would assist in a timely transfer of management operations to Colorado Access. The transition was completed on October 31, 1996.

In April 1996, the Company entered into an agreement with Community Health Care, Inc. (CHCI) pursuant to which the Company became a 49% owner in Community Health Choice, Inc. ("Choice"), a new HMO being developed in Illinois. The Company had undertaken to develop the HMO, provide the capital to purchase equipment for the plan and provide the equity capital necessary to apply for the HMO license. The equity capital requirement was met in April 1996, when the Company loaned Choice $2,000,000 pursuant to a seven year note. The Company concluded that existing capitation and hospital rates would not allow choice to be financially viable and therefore, the Company notified Choice that the Company's relationship with Choice should be terminated and the $2,000,000 repaid. On November 18, 1996 the Company entered into an agreement pursuant to which the parties terminated their relationship, mutually released each other from all liability, and Choice returned to the Company $1,782,000 of the money loaned. The total loss recorded in the three month period ended November 30, 1996 for the Colorado Access and Choice contracts was $505,000.

Ventana is the Company's long term care Medicaid HMO that provided services in eight Arizona counties under a contract that expired September 30, 1996. In July 1996, Ventana was awarded a five year contract for seven counties, which commenced October 1, 1996.

AHC, the Company's acute care Medicaid HMO in Arizona, is operating under a three year contract (October 1994 through September 1997) that had intense pricing competition during the bidding process. The agreed upon rates have resulted in AHC, as well as several other HMO plans participating in this program, incurring operating losses. Arizona Health Care Cost Containment System Administration ("AHCCCSA") has increased capitation rates for the third year of the contract by approximately 5%, which began October 1, 1996. However, AHCCCSA also increased hospital rates in counties served by AHC by approximately 7%. The Company is unable to determine, at this time, whether these rate changes, combined with planned improvements in medical expense costs currently anticipated, will reduce or eliminate operating losses at AHC or the extent of any such improvements in results.

In conjunction with the acquisition of AHC, the Company recorded a loss contract reserve of $542,000, including anticipated contract losses of $440,000 for the period June 1, 1996 to September 30, 1996. The Company has charged operating losses incurred totaling $110,000 and $440,000 for the three and six month periods ended November 30, 1996, respectively, against this reserve. As a result, these contract losses are not fully reflected in the Company's operating results for the periods presented. Management does not believe that an additional loss contract reserve is necessary.

AHC, under its contract with AHCCCSA, is obligated to maintain a positive net worth. AHCCCSA requested that AHC increase its net worth sighting AHC's negative position. In November 1996, MCS increased its investment in AHC by $950,000 to fulfill this request.

AHC has been notified by one of its subcontractors that the subcontractor is significantly behind in paying claims received from providers for services rendered to AHC members. At November 30, 1996, the subcontractor currently owes approximately $1,400,000 for such claims and contends that, in spite of a lack of cash, it will be able to satisfy all related obligations. In the event this subcontractor cannot fulfill these obligations, AHC could be held liable for payment. AHC is aggressively pursuing payment of these claims by the subcontractor.

Direct cost of operations increased to $14,621,000 and $28,699,000 for the three and six month periods ended November 30, 1996, respectively, from $1,600,000 and $3,042,000 for the three and six month periods ended November 30, 1995, respectively. For the three and six month periods ended November 30, 1996 direct cost of operations consisted of $3,863,000 and $6,777,000, respectively, related to fees generated from management of health plans not owned by the Company and $10,758,000 and $21,922,000, respectively, from operating expenses of Ventana and AHC. The direct cost of operations to manage plans as a percentage of revenue was 92% for the three month period ended November 30, 1995 and 1996. For the six month period ending November 30, 1996, the direct cost of operations to manage plans as a percentage of related revenue increased to 90% from 84% for the comparable period in the prior year. The increase was primarily a result of the Colorado Access Contract.

The direct costs as a percentage of related revenue for the three and six month periods ending November 30,1996 were 86% and 84% for Ventana and 93% and 90% for AHC.

Marketing, sales and administrative expenses increased from $169,000 and $467,000 for the three and six month periods ended November 30, 1995, respectively, to $3,431,000 and $7,963,000 for the three and six month periods ended November 30, 1996, respectively. This increase is primarily the result of the additional marketing, sales and administrative activities of MCSAZ, Ventana and AHC subsequent to the effective date of the Mergers.

Net interest income for the three and six month periods ended November 30, 1996 was $71,000 and $104,000, respectively, which is primarily related to investments held by Ventana and AHC subsequent to the effective date of the Merger. For the three and six month periods ended November 30, 1995, net interest income was $67,000 and $118,000, respectively, related to short-term investments of the Company.

Income taxes are the result of the Company carrying back the losses generated by the parent entity against income generated in prior periods. The current subsidiaries' losses can only be utilized against taxable income of the consolidated group subsequent to the effective date of the Mergers. A tax valuation allowance has been provided against any such losses recognized in the current fiscal year as their realizability is not certain. The variation in the tax rate between the six months ended November 30, 1996 and the comparable prior year period is primarily due to nondeductible goodwill amortization and the valuation allowance for the net operating losses of the subsidiaries.

Income (loss) from continuing operations was ($415,000) and ($1,407,000) for the three and six month periods ended November 30, 1996 respectively versus $144,000 and $297,000 for the related periods in the prior fiscal year. The primary reasons for the change in profitability were costs related to terminating contracts in Colorado, Illinois and Missouri and costs associated with terminated employees as part of the workforce reduction effort in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended November 30, 1996, the Company's cash and cash equivalents increased $3,153,000 to $6,957,000 on November 30, 1996. Operating activity provided $745,000 for the six month period ended November 30, 1996, versus using $992,000 for the same period in the prior fiscal year. The primary cause for the change was the growth in current liabilities, partially offset by the loss from continuing operations and growth in accounts receivable.

Investing activities provided $1,092,000 for the six months ended November 30, 1996 versus $3,742,000 for the comparable periods of the prior fiscal year. Sources of cash consisted of proceeds from the maturity of investments and the settlement of the loan with Choice. Cash was used to purchase $1,285,000 of property and equipment primarily for the Michigan, Indiana and Colorado contracts.

Financing activities provided $1,316,000 for the six months ended November 30, 1996 versus using $375,000 for the comparable period of the prior fiscal year. Principal payment on long-term debt in fiscal 1997 was the primary use of funds, while treasury stock activity and dividend payments were the primary use of funds for the comparable periods in the prior fiscal year. Sources of cash consisted of proceeds from the long term debt issued to BCBSTX and to a trust controlled by William Brown.

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

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $8,529,000 at November 30, 1996, with deposit and reserve requirements (performance bonds) representing $2,171,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,348,000. Ventana provided funds to MCS under loan agreements totaling $2,345,000 at November 30, 1996. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by AHCCCSA.

The Company experienced a loss from continuing operations in the six-month period ended November 30, 1996. In an effort to improve its operating results in the six month period ended November 30, 1996, the Company reduced its total workforce by approximately 10%, which is expected to result in an estimated annual savings of $1,700,000. In addition, the Company has implemented stringent controls over other expenses. In August, the Company consolidated its AHC operations by closing two satellite offices in Arizona. The closure of these two offices is expected to result in estimated savings of $240,000 annually and, by bringing these operations into one facility, is also expected to improve controls over medical expenses. There can be no assurance as to the amount of savings which will actually result from the actions described above.

The Company believes that, based on its current projections, its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1997. The Company will continue its effort to increase revenues, renegotiate existing agreements and minimize operating costs. However, the Company can make no assurances that it will meet its current projections.

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

                           (10.1)(a) Contract between Ventana Health Systems and Arizona Health Care Cost Containment System

                           (10.1)(a)(1) Contract Amendment 1 to contract between Ventana Health Systems and Arizona Health Care Cost Containment System

                           (10.1)(a)(2) Solicitation Amendment 1 between Ventana Health Systems and Arizona Health Care Cost Containment System

                           (10.1)(a)(3) Solicitation Amendment 2 to contract between Ventana Health Systems and Arizona Health Care Cost Containment System

                           (10.1)(a)(4) Solicitation Amendment 3 to contract between Ventana Health Systems and Arizona Health Care Cost Containment System

                           (10.2) Loan Agreement between the Company and Blue Cross Blue Shield of Texas, Inc.

                           (10.3) Loan Agreement between the Company and William Brown Gardner Trust.

                           (10.4) Lease Agreement between the Company and Pivotal Simon Office XVI, LLC

                           (21) Subsidiaries of the Registrant

                           (27) Financial Data Schedule

               (b) Reports on Form 8-K
                           None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MANAGED CARE SOLUTIONS, INC.

                                    By:     /s/ James A. Burns
                                            -----------------------------------
                                            James A. Burns, President and Chief
                                            Executive Officer

                                    By:     /s/ Michael J. Kennedy
                                            -----------------------------------
                                            Michael J. Kennedy, Chief Financial
                                            Officer

                                    Dated:  January 13, 1997