Form 10-Q
period 1997-02-28
MANAGED CARE SOLUTIONS INC
filed 1997-04-14
CIK 876625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended February 28, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission File Number 0-19393


                          MANAGED CARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                        36-3338328
 (State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)


                             7600 North 16th Street
                                   Suite 150
                             Phoenix, Arizona 85020
                    (Address of principal executive offices)
                                   (Zip Code)

                                  602-331-5100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

There were 4,364,712 shares of common stock outstanding as of April 11, 1997.

                               TABLE OF CONTENTS

                                                                           Page



Part I      FINANCIAL INFORMATION


     Item 1.Financial Statements


            Consolidated Balance Sheets.......................................3


            Consolidated Statements of Operations...........................4-5


            Consolidated Statements of Cash Flows.............................6


            Notes to Unaudited Consolidated Financial Statements............7-8


     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................9-12


Part II     OTHER INFORMATION


     Item 4.Submission of Matters to a Vote of Security Holders..............13


     Item 6.Exhibits and Reports on Form 8-K.................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MANAGED CARE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        February 28,          May 31,
                                                                                            1997               1996
                                                                                       -------------      ------------
                                                                                        (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents, including restricted cash of $5,303,000 and $3,082,000    $  7,781,000       $  3,804,000
  Short-term investments                                                                  1,921,000          3,000,000
  Accounts and notes receivable and unbilled services, net                                5,180,000          4,353,000
  Related party accounts and notes receivable                                                22,000             91,000
  Prepaid expenses and other current assets                                               1,396,000            832,000
  Deferred taxes, net                                                                       396,000            169,000
                                                                                       ------------       ------------
     Total current assets                                                                16,696,000         12,249,000

Notes receivable                                                                            234,000            139,000
Related party notes receivable                                                              861,000          2,783,000
Property and equipment, net                                                               4,599,000          4,147,000
Performance bonds                                                                         4,474,000          4,078,000
Goodwill, net                                                                             3,283,000          3,534,000
Deferred taxes, net                                                                          73,000             73,000
Other assets                                                                                339,000            596,000
                                                                                       ------------       ------------
                                                                                       $ 30,559,000       $ 27,599,000
                                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $    692,000       $    379,000
  Accrued medical claims                                                                  7,859,000          6,331,000
  Risk pool payable                                                                       2,975,000          1,646,000
  Related party risk pool payable                                                           260,000            117,000
  Accrued expenses                                                                        3,985,000          3,609,000
  Loss contract reserve                                                                        --              510,000
  Due to Medicus Systems Corporation                                                           --              647,000
  Current portion of long-term debt                                                         200,000          1,650,000
                                                                                       ------------       ------------
     Total current liabilities                                                           15,971,000         14,889,000

Long-term debt                                                                            3,012,000            267,000
Related party long-term debt                                                                549,000            249,000
                                                                                       ------------       ------------
     Total liabilities                                                                   19,532,000         15,405,000
                                                                                       ------------       ------------
Commitments                                                                                    --                 --

Stockholders' Equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - 6.85 shares                                           7,000              7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued - 4,365,000 shares                                                                 44,000             44,000
  Capital in excess of par value                                                         14,431,000         14,310,000
  Retained earnings (deficit)                                                            (3,455,000)        (2,167,000
                                                                                       ------------       ------------
     Total stockholders' equity                                                          11,027,000         12,194,000
                                                                                       ------------       ------------
                                                                                       $ 30,559,000       $ 27,599,000
                                                                                       ============       ============

                                                       3

                        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended
                                           ----------------------------------
                                           February 28,          February 29,
                                               1997                  1996
                                           ------------          ------------

Revenues                                   $ 14,592,000          $  2,494,000
                                           ------------          ------------

Direct cost of operations                    11,373,000             3,047,000
Marketing, sales and administrative           3,246,000                65,000
                                           ------------          ------------

  Total costs and expenses                   14,619,000             3,112,000
                                           ------------          ------------

Operating income (loss)                         (27,000)             (618,000)
                                           ------------          ------------

Interest expense                                (95,000)                 --
Interest income                                 170,000                57,000
                                           ------------          ------------

  Net interest income                            75,000                57,000
                                           ------------          ------------

Income (loss) from continuing operations
  before income taxes                            48,000              (561,000)

Provision (benefit) for income taxes            (71,000)             (216,000)
                                           ------------          ------------

Income (loss) from continuing operations        119,000              (345,000)

Discontinued operations, net of taxes              --                (782,000)
                                           ------------          ------------

Net income (loss)                          $    119,000          $ (1,127,000)
                                           ============          ============

Income (loss) per share:
  Continuing operations                    $       0.03          $      (0.16)
  Discontinued operations                          --                   (0.36)
                                           ------------          ------------
                                           $       0.03          $      (0.52)
                                           ============          ============

Weighted Average Common and Common
  Equivalent Shares Outstanding               4,382,000             2,149,000
                                           ============          ============

                                       4

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Nine Months Ended
                                            -----------------------------------
                                            February 28,           February 29,
                                                1997                   1996
                                            ------------           ------------

Revenues                                    $ 49,693,000           $  6,347,000
                                            ------------           ------------

Direct cost of operations                     40,072,000              6,089,000
Marketing, sales and administrative           11,209,000                532,000
                                            ------------           ------------

  Total costs and expenses                    51,281,000              6,621,000
                                            ------------           ------------

Operating income (loss)                       (1,588,000)              (274,000)
                                            ------------           ------------

Interest expense                                (226,000)                  --
Interest income                                  405,000                175,000
                                            ------------           ------------

  Net interest income                            179,000                175,000
                                            ------------           ------------

Income (loss) from continuing operations
  before income taxes                         (1,409,000)               (99,000)

Provision (benefit) for income taxes            (121,000)               (51,000)
                                            ------------           ------------

Income (loss) from continuing operations      (1,288,000)               (48,000)

Discontinued operations, net of taxes               --                 (254,000)
                                            ------------           ------------

Net income (loss)                           $ (1,288,000)          $   (302,000)
                                            ============           ============

Income (loss) per share:
  Continuing operations                     $      (0.30)          $      (0.02)
  Discontinued operations                           --                    (0.12)
                                            ------------           ------------
                                            $      (0.30)          $      (0.14)
                                            ============           ============

Weighted Average Common and Common
  Equivalent Shares Outstanding                4,365,000              2,154,000
                                            ============           ============

                                       5

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                   -----------------------------
                                                                    February 28,    February 29,
                                                                        1997            1996
                                                                   --------------  -------------

Cash flows from operating activities:
  Income (loss) from continuing operations                         $ (1,288,000)    $   (48,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Bad debt expense                                                     900,000            --
   Depreciation and amortization                                      1,334,000          82,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services                       (1,727,000)      (1,020,000)
     Prepaid expenses and other current assets                         (564,000)           --
     Deferred income taxes                                             (227,000)         52,000
     Accounts payable                                                   313,000          16,000
     Accrued medical claims                                           1,528,000            --
     Risk pool payable                                                1,329,000            --
     Related party risk pool payable                                    143,000            --
     Accrued expenses                                                   376,000       1,371,000
     Loss contract reserve                                             (510,000)           --
     Other changes in assets and liabilities                            257,000        (446,000)
                                                                   ------------     -----------
Net cash provided by (used in) operating activities                   1,864,000           7,000
                                                                   ------------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                                 (1,549,000)       (582,000)
  Sale of property and equipment                                         14,000            --
  Proceeds from maturity/sale of short-term investments               3,801,000       4,000,000
  Proceeds from related party notes receivable                        1,991,000            --
  Payments of notes receivable                                          (95,000)           --
  Increases in assets securing performance bond                        (396,000)           --
  Purchases of short-term investments                                (2,722,000)       (750,000)
                                                                   ------------     -----------
Net cash provided by investing activities                             1,044,000       2,668,000
                                                                   ------------     -----------

Cash flows from financing activities:
  Due to Medicus Systems Corporation                                   (647,000)           --
  Principal payment on long-term debt                                (1,584,000)           --
  Issuance of long-term debt                                          3,179,000            --
  Issuance of voting preferred stock                                       --             7,000
  Purchase of treasury stock                                               --          (533,000)
  Reissuance of treasury stock                                             --           762,000
  Dividends paid                                                           --          (576,000)
  Issuance of stock warrants                                            121,000            --
  Cash infusion from Medicus Systems Corporation                           --           250,000
                                                                   ------------     -----------
Net cash provided by financing activities                             1,069,000         (90,000)
                                                                   ------------     -----------

Net increase in cash and cash equivalents                             3,977,000       2,585,000
Cash and cash equivalents, beginning of period                        3,804,000       1,475,000
Cash allocated from discontinued operations                                --           346,000
                                                                   ------------     -----------
Cash and cash equivalents, end of period                            $ 7,781,000     $ 4,406,000
                                                                   ============     ===========

                                               6

                The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996.

NOTE 2 - MERGERS

The Company as it presently exists is the result of a spin-off and subsequent merger transactions which occurred on March 1, 1996. Prior to March 1, 1996 the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the Predecessor Corporation, other than those related to its managed care business, were transferred to a wholly owned subsidiary of the Predecessor Corporation, and all of the shares of that company, then named Medicus Systems Corporation, were distributed (the "Distribution") on a share-for-share basis to stockholders of the Predecessor Corporation. Immediately after the Distribution, the Company, which then consisted only of the managed care business of the Predecessor Corporation, effected a one-for-three reverse stock split. Also on March 1, 1996, immediately after the reverse stock split, the Company acquired three Arizona corporations engaged in the managed care business through merger transactions (the "Mergers") pursuant to which each of the Arizona corporations (Managed Care Solutions, Inc., now named Managed Care Solutions of Arizona, Inc. ("MCSAZ"), Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC")) became wholly owned subsidiaries of the Company, and the Company's name was changed to Managed Care Solutions, Inc.

NOTE 3 - DISCONTINUED OPERATIONS

The software and related lines of business of the Predecessor Corporation that were separated as of March 1, 1996 are reported as discontinued operations. Prior years' operating results have also been reclassified to segregate the discontinued operations. Revenues from discontinued operations were $7,028,000 and $23,670,000 for the three and nine months ended February 28, 1996, respectively.

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

NOTE 5 - RESTRICTIONS ON FUND TRANSFERS

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at February 28, 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,919,000 at February 28, 1997, with deposit and reserve requirements (performance bonds) representing $2,453,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,466,000.

NOTE 6 - LIQUIDITY

The Company experienced a loss from continuing operations in the nine month period ended February 28, 1997. In an effort to improve its operating results in fiscal 1997, the Company reduced its total workforce by approximately 10% in July 1996. In addition, the Company has implemented stringent controls over other expenses. In August 1996, the Company consolidated its AHC operations by closing two satellite offices in Arizona. The Company also relocated its corporate headquarters in January 1997 in an effort to reduce rent expense and more efficiently utilize the space available.

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

Revenues increased from $2,494,000 and $6,347,000 for the three and nine month periods ended February 29, 1996, respectively, to $14,592,000 and $49,693,000 for the three and nine month periods ending February 28, 1997, respectively, principally as a result of the Mergers. For the three and nine month periods ended February 28, 1997, revenues consisted of $4,522,000 and $15,302,000, respectively, from fees received from management of health plans not owned by the Company and $10,070,000 and $34,391,000, respectively, from capitation revenue received by Ventana and AHC. Management fee revenue increased 84% and 141% for the three and nine months ended February 28, 1997, respectively, over the comparable periods in the prior year due to an increase in rates and services provided on contracts in existence at June 1, 1995, the addition of new contracts, and revenues generated by contracts managed by MCSAZ since the effective date of the Mergers.

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

In April 1996, the Company entered into an agreement with Community Health Care, Inc. (CHCI) pursuant to which the Company became a 49% owner in Community Health Choice, Inc. ("Choice"), a new HMO being developed in Illinois. The Company had undertaken to develop the HMO, provide the capital to purchase equipment for the plan and provide the equity capital necessary to apply for the HMO license. The equity capital requirement was met in April 1996, when the Company loaned Choice $2,000,000 pursuant to a seven year note. The Company concluded that existing capitation and hospital rates would not allow Choice to be financially viable and therefore, the Company notified Choice that the Company's relationship with Choice should be terminated and the $2,000,000 repaid. On November 18, 1996 the Company entered into an agreement pursuant to which the parties terminated their relationship, mutually released each other from all liability, and Choice returned to the Company $1,782,000 of the money loaned. The total loss recorded in the nine month period ended February 28, 1997 for the termination of the Colorado Access and Choice contracts was $858,000.

Ventana is the Company's long term care Medicaid HMO that provided services in eight Arizona counties under a contract that expired September 30, 1996. In July 1996, Ventana was awarded a five year contract for seven counties, which commenced October 1, 1996.

AHC, the Company's acute care Medicaid HMO in Arizona, is operating under a three year contract (October 1994 through September 1997) that had intense pricing competition during the bidding process. The agreed upon rates have resulted in AHC, as well as several other HMO plans participating in this program, incurring operating losses. Arizona Health Care Cost Containment System Administration ("AHCCCSA") has increased capitation rates for the third year of the contract by approximately 5%, which began October 1, 1996. However, AHCCCSA also increased hospital rates in counties served by AHC by approximately 7%. AHC has been able to combine improved monitoring of medical expenses with the elimination of unprofitable risk relationships to improve operating results. In addition, on December 1, 1996, AHC transitioned its 3,600 members in Maricopa County to another AHCCCSA health plan which further improved operating results for the three months ended February 28, 1997.

In conjunction with the acquisition of AHC, the Company recorded a loss contract reserve of $542,000, including anticipated contract losses of $440,000 for the period June 1, 1996 to September 30, 1996. The Company has charged operating losses incurred totaling $440,000 for the nine month period ended February 28, 1997, against this reserve. As a result, these contract losses are not fully reflected in the Company's operating results for the periods presented.

AHC, under its contract with AHCCCSA, is obligated to maintain a positive net worth. AHCCCSA requested that AHC increase its net worth sighting AHC's negative position. In November 1996, MCS increased its investment in AHC by $950,000 to fulfill this request.

AHC had been notified by one of its subcontractors that the subcontractor was significantly behind in paying claims received from providers for services rendered to AHC members. At November 30, 1996, the subcontractor owed approximately $1,400,000 for such claims. As of March 31, 1997, through an agreement reached between the subcontractor and AHC, all such claims have been paid to providers. According to the terms of the agreement, AHC funded $674,000 of the total due to pay these claims. The subcontractor has agreed to repay these funds to AHC in monthly installments through September 1997.

Direct cost of operations increased to $11,373,000 and $40,072,000 for the three and nine month periods ended February 28, 1997, respectively, from $3,047,000 and $ 6,089,000 for the three and nine month periods ended February 28, 1996, respectively. For the three and nine month periods ended February 28, 1997 direct cost of operations consisted of $3,128,000 and $9,905,000, respectively, related to fees generated from management of health plans not owned by the Company and $8,245,000 and $30,167,000, respectively, from operating expenses of Ventana and AHC. The direct cost of operations to manage plans as a percentage of related revenue was 122% and 69% for the three month periods ended February 28, 1996 and 1997, respectively. For the nine month period ended February 28, 1997, the direct cost of operations to manage plans as a percentage of related revenue decreased to 65% from 96% for the comparable period in the prior year. The decrease was primarily due to the termination of unprofitable contracts during the current fiscal year, as well as startup costs related to operations in Denver Colorado and costs incurred in effecting the separation of the software business of the Predecessor Corporation during the nine month period ended February 1996.

The direct costs as a percentage of related revenue for the three and nine month periods ending February 28, 1997 were 80% and 83% for Ventana and 87% and 91% for AHC, respectively.

Marketing, sales and administrative expenses increased from $65,000 and $532,000 for the three and nine month periods ended February 28, 1996, respectively, to $3,246,000 and $11,209,000 for the three and nine month periods ended February 28, 1997, respectively. This increase is primarily the result of the additional marketing, sales and administrative activities of MCSAZ, Ventana and AHC subsequent to the effective date of the Mergers.

Net interest income for the three and nine month periods ended February 28, 1997 was $75,000 and $179,000, respectively, which is primarily related to investments held by Ventana and AHC subsequent to the effective date of the Merger. For the three and nine month periods ended February 28, 1996, net interest income was $57,000 and $175,000, respectively, related to short-term investments of the Company.

Income taxes are the result of the Company carrying back the losses generated by the parent entity against income generated in prior periods. The variation in the tax rate between the nine months ended February 28, 1997 and the comparable prior year period is primarily due to nondeductible goodwill amortization and the valuation allowance for the net operating losses of the subsidiaries.

Income (loss) from continuing operations was $119,000 and ($1,288,000) for the three and nine month periods ended February 28, 1997 respectively versus ($345,000) and ($48,000) for the related periods in the prior fiscal year. The primary reasons for the change in profitability were costs related to terminating contracts in Colorado, Illinois and Missouri and costs associated with terminated employees as part of the workforce reduction effort in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended February 28, 1997, the Company's cash and cash equivalents increased $3,977,000 to $7,781,000 on February 28, 1997. Operating activities provided $1,864,000 for the nine month period ended February 28, 1997, versus $7,000 for the same period in the prior fiscal year. The primary cause for the change was the growth in current liabilities, partially offset by the loss from continuing operations and growth in prepaid expenses and accounts receivable.

Investing activities provided $1,044,000 for the nine months ended February 28, 1997 versus $2,668,000 for the comparable periods of the prior fiscal year. Sources of cash consisted of proceeds from the maturity of investments and the settlement of the loan with Choice. Cash was used to purchase $1,549,000 of property and equipment primarily for the Michigan, Indiana, Colorado and Phoenix office expansions.

Financing activities provided $1,069,000 for the nine months ended February 28, 1997 versus using ($90,000) for the comparable period of the prior fiscal year. Principal payment on long-term debt as well as payments to Medicus Systems Corporation in fiscal 1997 were the primary uses of funds, while treasury stock activity and dividend payments were the primary use of funds for the comparable periods in the prior fiscal year. Sources of cash consisted of proceeds from the long term debt issued to BCBSTX and to a trust controlled by William Brown.

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

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at February 28, 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $8,919,000 at February 28, 1997, with deposit and reserve requirements (performance bonds) representing $2,453,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,466,000. Ventana provided funds to MCS under loan agreements totaling $2,093,000 at February 28, 1997. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by AHCCCSA.

The Company experienced a loss from continuing operations in the nine month period ended February 28, 1997. In an effort to improve its operating results in the nine month period ended February 28, 1997, the Company reduced its total workforce by approximately 10%, which is expected to result in an estimated annual savings of $1,700,000. In addition, the Company has implemented stringent controls over other expenses. In August, the Company consolidated its AHC operations by closing two satellite offices in Arizona. The closure of these two offices is expected to result in estimated savings of $240,000 annually and, by bringing these operations into one facility, is also expected to improve controls over medical expenses. There can be no assurance as to the amount of savings which will actually result from the actions described above.

The Company believes that, based on its current projections, its cash and capital resources should be sufficient to meet its financial requirements in calendar 1997. The Company will continue its effort to increase revenues, renegotiate existing agreements and minimize operating costs. However, the Company can make no assurances that it will meet its current projections.

The Company is currently pursuing new contracts to provide management services in new and existing markets. If the Company is successful in securing any of these opportunities it will require additional financing to cover start-up costs and capital equipment. While discussions have begun to secure the necessary financing, there is no assurance that the Company will be successful in such efforts.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Managed Care Solutions Annual Meeting of Stockholders held December 6, 1996:


                                     Votes Cast           Authority
                                        For               Withheld
                                     ----------           ---------
Description of Matter
---------------------
1. Election of Directors:
   Richard C. Jelinek                4,218,835                5,327
   William G. Brown                  4,218,868                5,294
   Risa Lavizzo-Mourey               4,218,865                5,297
   Walter J. McNerney                4,207,685               16,477
   Henry Kaldenbaugh                 4,218,868                5,294
   John Lingenfelter                 4,218,868                5,294
   James A. Burns                    4,218,835                5,327




                                            Votes Cast     Votes Cast                     Broker
                                                For         Against       Abstentions     Non-Votes
                                            ----------     ----------     -----------     ---------

2. Proposal to approve and adopt the
   Company's 1996 Stock Option Plan,
   as Amended                               2,558,892        96,688         2,493         1,566,089

3. Proposal to approve and adopt the
   Company's 1996 Non-Employee
   Director Stock Option Plan               2,594,825        60,472         2,776         1,566,089

4. Proposal to approve and adopt the
   Company's Employee Stock
   Purchase Plan                            2,596,107        44,215         1,898         1,581,942


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits
                    (27) Financial Data Schedule

          (b)     Reports on Form 8-K
                    None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MANAGED CARE SOLUTIONS, INC.

                        By: /s/ James A. Burns
                            --------------------------------------------------
                            James A. Burns, President and Chief Executive
                            Officer


                        By: /s/ Michael J. Kennedy
                            --------------------------------------------------
                            Michael J. Kennedy, Chief Financial Officer

                        Dated: April 11, 1997