Form 10-K405
period 1997-05-31
MANAGED CARE SOLUTIONS INC
filed 1997-08-29
CIK 876625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                |X| ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

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

         Registrant's telephone number, including area code 602-331-5100 Securities registered pursuant to Section 12(b) of the Act: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ----------------

Based on the closing sale price of $4.13 on the NASDAQ National Market System, as of August 8, 1997 the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $9,350,000.

As of August 15, 1997 the number of shares outstanding of the registrant's common stock, $.01 par value, was 4,389,855 shares.

Documents Incorporated by Reference. Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   Item 1.  Business.................................................   1

         Item 2.  Properties...............................................  10

         Item 3.  Legal Proceedings........................................  10

         Item 4.  Submission of Matters to a Vote of Security Holders......  11

Part II  Item 5.  Market for the Registrant's  Common Equity and Related
                  Stockholder Matters......................................  11

         Item 6.  Selected Financial Data..................................  12

         Item 7.  Management's  Discussion  and  Analysis  of  Financial
                  Condition and Results of Operations......................  13

         Item 8.  Financial Statements and Supplementary Data..............  17

         Item 9.  Changes  In  and  Disagreements  with  Accountants  on
                  Accounting and Financial Disclosure......................  17

Part III Item 10. Directors and Executive Officers........................   17

         Item 11. Executive Compensation..................................   17

         Item 12. Security  Ownership  of Certain  Beneficial  Owners
                  and Management..........................................   18

         Item 13. Certain Relationships and Related Transactions..........   18

Part IV  Item 14. Exhibits,   Financial  Statement   Schedules,   and
                  Reports on Form 8-K.....................................   18

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Managed Care Solutions, Inc. ("MCS" or the "Company") is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. The Company's operations include a long-term care Arizona based health maintenance organization ("HMO") subsidiary, Ventana Health Systems ("Ventana"); an Arizona based primary and acute care HMO subsidiary, Arizona Health Concepts ("AHC"); management contracts pursuant to which the Company administers privately owned HMOs located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for an indigent population for the County of San Diego; a contractual arrangement with the State of Indiana Medicaid Agency; a subsidiary providing home healthcare and community worker services to Ventana; and an Ancillary Services Division which manages arrangements in which hospitals deliver clinical services on-site at nursing homes.

RECENT DEVELOPMENTS

      In July 1997, the Company received notification that it had been selected by the County of San Diego to provide administrative services for the County's indigent healthcare program. Under the contract, the Company will continue to provide administrative services for the County Indigent Healthcare Services program and continue its administrative responsibility for the California Healthcare Indigent Program (CHIP), Physicians Emergency Services (PES) Program and the Comprehensive AIDS Resources Emergency (CARE) Act. The contract award, which is subject to final negotiations, covers a three-year period with two additional one-year extensions at the County of San Diego's option. MCS has held a managed indigent healthcare administrative contract with the County of San Diego for thirteen years.

      The Company has managed AlohaCare, a Medicaid HMO operating in the State of Hawaii's QUEST program, since August 1994. In July 1997, the AlohaCare contract with the State of Hawaii was renewed through June 1999. Recently, AlohaCare expanded its services offering to include dental care and began self administering behavioral health services.

      In June 1997, AHC was selected as one of the prepaid health plans to manage the delivery of health care services in Arizona's Medicaid program for three years with additional two one-year extensions. The contract is effective in October 1997 and covers two counties in northwest Arizona. The contract for the two other counties currently being served by AHC will end in September 1997.

      The Company has entered into an administrative services agreement with Lovelace Health Systems ("Lovelace"), a New Mexico subsidiary of CIGNA Healthcare Corporation. The Company provides management services to Lovelace to support its Medicaid managed care contract with the State of New Mexico's Human Services Department. Lovelace was one of three organizations awarded a two-year contract with the state to provide comprehensive managed health care services to over 245,000 Medicaid eligible recipients statewide. In July 1997, Lovelace enrolled over 12,000 members during the first of four enrollment phases, which continue through May 1998.

      In March 1997, the Company entered into an administrative services agreement with Rio Grande HMO, Inc., a subsidiary of Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX"), to participate in the STAR+Plus Program of the Texas Department of Human Services. The STAR+Plus Program is a demonstration project in Harris County, Texas that will provide comprehensive managed health care services to aged, blind and disabled Medicaid beneficiaries, including those needing long-term care services. Rio Grande HMO, Inc. has been selected as one of three finalists being considered to be managed care providers in this $300 million per year program covering over 60,000 individuals. This program is scheduled to begin enrollment in December 1997.

HISTORY

     The Company, as it presently exists, is the result of a spinoff and subsequent merger transactions, which occurred on March 1, 1996. Prior to March 1, 1996 the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the
Predecessor Corporation, other tha those related to its managed care business, were transferred to a wholly owned subsidiary of the Predecessor Corporation, and all of the shares of that company, then named Medicus Systems Corporation ("Medicus"), were distributed (the "Distribution") on a share-for-share basis to stockholders of the Predecessor Corporation. Immediately after the Distribution, the Company, which then consisted only of the managed care business of the Predecessor Corporation, effected a one-for-three reverse stock split. Also on March 1, 1996, immediately after the reverse stock split, the Company acquired three Arizona corporations engaged in the managed care business through merger transactions (the "Mergers") pursuant to which each of the Arizona corporations (Managed Care Solutions, Inc., now named Managed Care Solutions of Arizona, Inc. ("MCSAZ"), Ventana and AHC became wholly owned subsidiaries of the Company, and the Company's name was changed to Managed Care Solutions, Inc.

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

      In 1994, the Managed Care Division was awarded a multi-year contract by the State of Indiana to provide administrative services, including provider network development, member education and enrollment, public relations, and quality assurance, to Indiana's Primary Care Case Management and Risk Based Managed Care programs.

      Ventana was formed by three rural physicians in Arizona in 1988. Ventana is a health plan that provides managed institutional and home based health and long-term care services to the elderly indigent and the physically disabled in rural Arizona. These services are provided pursuant to a contract with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") through the Arizona Long-Term Care System, in which federal, state, and county funding is paid to health care plans, like Ventana, on a prepaid capitated basis, to care for eligible members.

      AHC was formed in 1992 by the three Arizona physicians who formed Ventana. AHC is a prepaid health plan in the Arizona Health Care Cost Containment System ("AHCCCS") Acute Care Medicaid program.

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

      In 1995, MCSAZ entered into a management agreement with the Alliance For Community Health d.b.a. Community Care Plus ("CCP"), a health care plan operating in St. Louis under the supervision of the State Medicaid Agency of Missouri. The agreement with Community Care Plus was terminated by mutual agreement effective September 1996.

      In December 1995, MCSAZ was awarded a contract to manage a prepaid health plan in Michigan named Community Choice Michigan ("CCM"). CCM is a consortium of seventeen Michigan community health centers. In August 1996, CCM began its operations, and current membership is approximately 11,500 members.

      The Managed Care Division of the Predecessor Corporation was awarded a contract to develop a Medicaid HMO in Colorado named Colorado Access. The plan began enrollment in December 1995. The financial terms of the agreement were not acceptable to the Company, and the agreement was terminated by mutual agreement in October 1996.

      In March 1997, the Company entered into a management agreement with Rio Grande HMO, Inc., a subsidiary of Blue Cross and Blue Shield of Texas, Inc., to manage an HMO for aged, blind and disabled Medicaid beneficiaries, including those needing long-term care in the State of Texas' STAR+Plus program.

      In June 1997, the Company entered into a management agreement with Lovelace Health Systems to manage a primary acute care HMO in the State of New Mexico's SALUD' program.

PRODUCT/SERVICE DESCRIPTION

      LONG-TERM CARE MEDICAID HEALTH PLANS AND HMOS. The Company has developed and implemented a managed long-term care health plan model which controls health care costs while improving access and coordination of services to enrolled members. The approach is based on optimizing the level of services available to enrollees, promoting independent living, frequent reassessments of health status, and involvement of enrollees in care decision making.

      This approach has been implemented and proven effective by Ventana, MCS' managed long-term care health plan, which operates in seven Arizona counties under contract with AHCCCSA. The Arizona program was the first Medicaid program in the nation to deliver a full spectrum of medical and support services to long-term care members through fully capitated, at risk and prepaid health plans.

      Additionally, the Company was chosen by BCBSTX to manage the recently awarded contract with the Texas Department of Human Services to recipients including those who do not meet nursing facility level of care requirements. This demonstration project will be initiated in Harris County (Houston) Texas and is known as the STAR+Plus program. This program will have capitation levels exceeding $300 million per year, with BCBSTX being one of three organizations selected to administer the STAR+Plus program.

      State Medicaid funds pay for over 50% of the nation's nursing home costs, and demographic profiles indicate that enrollment figures will increase as the aging "baby boomers" enter their 50s and 60s. As a result, many state Medicaid programs are coming under increased pressure to contain costs by initiating managed health care programs for their long-term care recipients. According to the American Health Care Association, at least 17 states are in various stages of planning, development, and/or operation of managed care programs for their long-term care Medicaid recipients. Thus, a new market opportunity is unfolding for managed care organizations, especially those who have experience and expertise with long-term care plan management.

      The Company's business strategy will focus on expansion of products and services in the long-term care industry. MCS has identified 12 states that it believes will be taking steps toward implementing or rapidly expanding Medicaid long-term care programs within the next three years. Growth and development is expected to result from the Company's entry into other states initiating managed care programs and the development of services targeted to Medicare-risk, commercial and private markets seeking innovative care management concepts for their long-term care populations.

      ACUTE MEDICAID HEALTH PLANS AND HMOS. The Company also has expertise in development, management and ownership of Medicaid managed care health plans. The Company's management model is highly focused on the Primary Care Physician
(PCP). In most managed care settings, PCPs occupy a key strategic role in determining the nature and extent of services delivered to a patient receives. PCPs perform a so-called "gatekeeper" or "super-manager" role so patients cannot refer themselves for most elective services. The PCPs role is to diagnose the patient, determine whether the PCP will treat presented medical problems and if so, provide the necessary services in the most cost effective manner possible. PCPs also represent the source of most referrals to the appropriate specialty physician or other health care provider.

      Approximately 80% of health care costs are determined by physicians who see, treat and refer their patients. Hospitals often account for 40% or more of total medical expenditures in outpatient, inpatient and emergency service settings. MCS believes the individuals or entities most able to decide how medical care is provided and to assess its associated cost should assume some financial responsibility for those decisions. MCS has expertise to form a managed care health plan, prepare competitive proposals, and complete the pre-operational phase of the health plan. MCS may own the health plan or manage a plan for others, although the Company prefers to have a majority or significant equity position in the HMO entity.

      The Company believes that physicians, hospitals and other health care professionals dislike the intervention in their practice and delivery of health care services by many HMOs and insurers. There is a strong sentiment that some managed care companies have overstepped their bounds, require too much bureaucratic paperwork, and in general are not "provider friendly." MCS believes there is an opportunity, through managed care health plans developed by local providers and MCS, to eliminate bureaucratic interventions that do not make a difference in producing cost effective, quality outcomes. MCS believes that providers' willingness to accept financial risk correlates to their ability and opportunity to exercise control and influence in the local health care delivery system.

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

      PROPRIETARY FEATURES. MCS presently possesses no patents, registered copyrights, or trademarks. MCS is currently investigating protection of its software products and Long-Term Care case management protocols, utilization review manuals, and information system design through registered copyrights. All employees have signed confidentiality statements to protect MCS from the unauthorized disclosure of proprietary procedures and system design.

      SIGNIFICANT CUSTOMERS; PERCENTAGE OF REVENUES. In fiscal 1997 revenues from management of health plans not owned by the Company accounted for approximately 32% of total revenues of which the County of San Diego and the State of Indiana represented 18% and 25%, respectively. Revenues in fiscal 1997 earned by Ventana and AHC represented 68% of total revenues.

OWNERSHIP OF HMOS

      The Company owns and operates two existing HMOs in Arizona.

      VENTANA HEALTH SYSTEMS. Ventana, a wholly owned subsidiary of the Company, is a Long-Term Care (LTC) Medicaid HMO. LTC Medicaid recipients, defined as those persons "at risk for institutionalization in a nursing care facility," comprise only 5% of Medicaid beneficiaries but account for 35% or more, on average, of a State Medicaid Agency's program expenditures. Arizona was the first and remains the only state to place all of its LTC Medicaid recipients in managed care HMOs, which it did beginning in 1989. Using intensive case management and the development of home and community based services, Ventana has been able to successfully manage and contain costs of this elderly, vulnerable population in which 85% of the members are also enrolled in Medicare. Ventana currently has approximately 1,050 members, with a current capitation rate of nearly $1,900 per member per month. Ventana's contract with the State of Arizona to service seven counties was renewed effective October 1996, for a five-year period.

      ARIZONA HEALTH CONCEPTS. AHC is an acute care Medicaid HMO currently operating in two rural counties. AHC has been a contracted health plan in the Arizona Medicaid program since 1992. AHC is one of thirteen HMOs participating in AHCCCS, the Arizona Medicaid program, which has utilized HMOs exclusively since its inception in 1982. Medicaid recipients served by AHC include those in the following categories: Aid to Families with Dependent Children, Aged, Blind and Disabled and the Medically Indigent/Medically Needy, which is comprised of an indigent population not eligible for federal Medicaid matching funds. AHC currently has approximately 6,700 members. In June 1997, AHC was awarded a three-year AHCCCSA contract with additional two one-year extensions effective October 1997 to service two rural counties in northwest Arizona. Its contract to service the existing counties will end in September 1997.

MANAGEMENT OF HMOS

      ALOHACARE. During 1993 and 1994, MCS assisted this Hawaii nonprofit corporation in the development and implementation of an HMO. AlohaCare is governed by a Board of Directors that includes representatives from community health centers, hospitals and MCS. AlohaCare began providing services to Medicaid enrollees and certain part-time workers on August 1, 1994, with MCS as its full service management company. AlohaCare currently has approximately 24,000 members. Recent enrollment information provided by the State of Hawaii indicates that AlohaCare membership is expected to increase to approximately 27,000 members effective September 1, 1997. In July 1997, AlohaCare's contract with the State of Hawaii was renewed through June 1999. Recently, AlohaCare expanded its service offering to include dental care and began self administering behavioral health services.

      The Company's revenue under this service contract was based on a percentage of AlohaCare's revenue plus a 15% share of medical risk pool profits or losses. Effective July 1997, the management contract was modified to terminate the prior fee arrangement and to institute a per member per month fee. The change was aimed at minimizing the fluctuations caused by reduced capitation rates being paid to the plan by the State of Hawaii. The HMO has recently received approval to market two commercial HMO policies in Hawaii. AlohaCare also intends to enter the Medicare Risk HMO market in Hawaii where to date only one HMO, Kaiser Permanente, has marketed an HMO product.

      COLORADO ACCESS. This nonprofit HMO, formed by Denver area community health centers and three local hospital systems, was managed by MCS under a contract executed with the Managed Care Division of the Predecessor Corporation prior to the Mergers. Colorado Access served Medicaid and other indigent populations beginning in December 1995. The financial terms of the management agreement were not acceptable to the Company, and the agreement was terminated in October 1996.

      COMMUNITY CHOICE MICHIGAN. During 1995, a consortium of seventeen Michigan community health centers, through the Michigan Primary Care Association, contracted with MCS to assist in the development and formation of a Medicaid primary and acute care HMO to be called Community Choice Michigan. In December 1995, MCS was also awarded the contract to manage CCM. CCM began operation in August 1996 and currently has approximately 11,500 members. The Company is exploring the expansion of the CCM provider network in additional counties. The State of Michigan also plans to implement a statewide managed care program in 1998 which should enhance CCM's potential for membership gains.

      LOVELACE HEALTH SYSTEMS. The Company has entered into an administrative services agreement with Lovelace Health Systems ("Lovelace"), a New Mexico subsidiary of CIGNA Healthcare Corporation. The Company provides management services to Lovelace to support its Medicaid managed care contract with the State of New Mexico's Human Services Department. Lovelace was one of three organizations awarded a two-year contract with the state to provide comprehensive managed health care services to over 245,000 Medicaid eligible recipients statewide. In July 1997, Lovelace enrolled over 12,000 members during the first of four enrollment phases, which continue through May 1998.

      RIO GRANDE HMO. In March 1997, the Company entered into an administrative services agreement with Rio Grande HMO, Inc., a subsidiary of Blue Cross and Blue Shield of Texas, Inc., to participate in the STAR+Plus Program with the Texas Department of Human Services. The STAR+Plus Program is a demonstration project in Harris County, Texas that will provide comprehensive managed health care services to aged, blind and disabled Medicaid beneficiaries, including those needing long-term care services. Rio Grande HMO, Inc. has been selected as one of three finalist being considered to be managed care providers in this $300 million per year program covering over 60,000 individuals. This program is scheduled to begin enrollment in December 1997.

GOVERNMENT CONTRACTS

      COUNTY CONTRACTS. The Predecessor Corporation was awarded a contract to provide administrative services to San Diego County for its County Medical Services indigent health care program from 1983 through 1988. In 1989, through a competitive bid for a restructured program, the Company was selected as the administrator contractor for one of the first public private partnerships in the nation to provide services to non-Medicaid indigent adults under a managed care model. In 1990, the Company, under its contract with the County of San Diego, assumed responsibility for San Diego County's Perinatal Care Network ("PCN") program, the California Healthcare Indigent Program ("CHIP") and Physicians' Emergency Services ("PES") program. In 1992, San Diego County added the Ryan White Comprehensive AIDS Resources Emergency ("CARE") Act program to the Company's administrative contract. In 1990, the Company also was awarded a contract with the city and County of San Francisco to reimburse hospitals and physicians for uncompensated health care under the state CHIP program.

      In July 1997, the Company received notification that it had been selected by the County of San Diego as the administrative services organization for the County's indigent healthcare programs. Under the contract, the Company will continue to provide administrative services for the County Indigent Healthcare Services program serving approximately 25,000 beneficiaries, assume additional responsibility for the County's Primary Care Services ("PCS") program and continue its management of the CHIP, PES and the CARE Act Programs. The contract award, which is subject to final negotiations, covers a three-year period with the two additional one-year extensions at County of San Diego's option.

      STATE CONTRACT. In 1994, the Managed Care Division of the Predecessor Corporation was awarded a multi-year contract by the State of Indiana to provide various administrative services for the statewide managed care Medicaid program servicing AFDC and AFDC related eligible recipients. Responsibilities included provider network development for Primary Care Case Management ("PCCM"), member outreach, education and enrollment, statewide Helpline development and maintenance, database development and management, and quality improvement activities for both PCCM and Risk Based Managed Care delivery systems. In 1996, this contract was expanded by the State Medicaid Agency to include enrollment broker services, helpline management, and quality improvement activities for the newly implemented managed care Medicaid program for persons with disabilities and chronic illnesses. The current contract with the State of Indiana is effective through December 1997. The Company intends to competitively bid to renew the contract and expand service offerings for the contract term effective January 1998.

LONG-TERM CARE RELATED PROGRAMS

      ANCILLARY SERVICES DIVISION. In 1994, the Company began an effort it believes is unique in the Long-Term Care (LTC) industry. The Ancillary Services Division (ASD) manages relationships between hospitals and nursing homes, whereby hospitals deliver clinical services (physical therapy, speech therapy, radiology, etc.) on-site at nursing homes. This program provides enhanced continuity of care for patients transitioning between acute hospital and nursing facility settings, and promotes community relationships between the two types of facilities. The ASD currently has contracts in Arizona, Colorado, Louisiana, and Texas and considers its market to be nationwide in scope. The ASD is also expected to aid the Company's LTC Medicaid and Medicare managed care program development through the cultivation of relationships with the nursing home industry.

      COMMUNITY HEALTH USA, INC. On November 1, 1996, the Company formed Community Health USA, Inc. ("CHUSA"), a home and community based services organization that provides patients an alternative to an institutionalized setting and enables them to receive specialized non-skilled services within their home. The services currently provided by CHUSA employees include attendant care, personal care, homemaker, and respite care. Currently, CHUSA provides services in seven Arizona counties covered by Ventana, and the Company is considering expanding services to Texas and other states.

OTHER PROGRAMS

      CONSULTING CONTRACTS. MCS derives consulting revenues from pre-operational contracts with HMOs it manages, such as AlohaCare, CCM, Lovelace, and Rio Grande HMO. The Company completed a pre-operational contract commitment with Lovelace in June 1997, and is currently providing services under a pre-operational contract with Rio Grande HMO to develop an HMO to participate in the State of Texas' STAR+Plus program in Harris County, Texas.

      CALIFORNIA. MCS is currently engaged in providing services under two consulting contracts related to managed care strategic planning for community health centers in central California. In January 1997, the Company executed a consulting agreement with Golden Valley Health Centers ("GVHC"). The Company has been engaged to help GVHC to develop business strategy. The Company anticipates concluding this engagement in November 1997.

      In February 1997, the Company was retained by California Primary Care Association ("CPCA"). The purpose of this engagement is to develop and recommend a managed care strategy and business plan for the participating clinics, focusing on a joint and unified strategy. A preliminary report on findings and recommendations has been prepared. MCS has discussed assisting CPCA with other business arrangements.

      UTAH. MCS has been following managed care developments in Utah. The state is in the final stages of developing a Request for Proposal for a long-term care managed care Medicaid program, which would be similar to the operation of Ventana in the State of Arizona. MCS, together with various Utah providers, has formed Wasatch Healthcare Providers Network ("Wasatch"). Wasatch plans to prepare a bid to the State of Utah to participate in the program.

COMPETITION

      The competitive forces in the marketplace serving Medicaid, indigent and long-term care populations are changing rapidly. A number of established, large commercial HMOs are currently serving or entering the market. Several smaller, regional, publicly traded HMOs are also moving into this market segment. Additionally, there is an emergence of several small companies focusing specifically on Medicaid managed care business. The movement of nearly every state Medicaid program in the country away from traditional fee-for-service insurance programs to managed care has severely threatened the traditional third party administrator and state/government contractor companies who stand to lose significant business to managed care companies. This structural shift will force all current and new contractors to endeavor to adapt themselves to the managed care environment as well.

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

      COMMUNITY HEALTH CENTERS. Community Health Centers (CHCs) are nonprofit community organizations that serve primarily low income persons and many Medicaid recipients. CHCs serve about 7,000,000 persons each year throughout the United States. Approximately 40% of CHC clientele are Medicaid recipients. Many CHCs receive federal funding assistance and, as such, are designated as Federally Qualified Health Centers. CHCs are concerned that the perception of Medicaid as a new and profitable market opportunity may, in some cases, threaten the very existence of CHCs. CHCs have a long and successful history of serving Medicaid beneficiaries that imparts a competitive experience edge and prime geographic locations in both rural and urban areas. CHCs have typically been unable to develop substantial financial reserves, which could handicap competitive efforts as Medicaid/Medicare managed care matures in the next several years. In response, the CHC advocacy organization, the National Association of Community Health Centers, has developed a national Management Services Organization to assist CHCs in retaining their market share, especially in the Medicaid program.

      MANAGEMENT COMPANIES. A variety of management and third party administrator companies have emerged and are expected to continue to emerge to compete with MCS to administer Medicaid and Medicare health plans established by provider organizations. Although MCS is currently only one of a few companies to have succeeded in multiple states in which all the state's Acute Care and Long-Term Care Medicaid recipients are placed in managed care plans, several other companies have had successes in states where some managed care experimentation and development has occurred.

      MCS believes that the principal factors affecting competition in all of its lines of businesses are customer service, track record of performance, employee expertise, competitive pricing, and corporate reputation. MCS believes that it competes favorably in these areas.

RECURRING REVENUE

      MCS's recurring revenue (defined as revenue generated pursuant to a multi-year contract or pursuant to an ongoing contract whose nature contemplates continued renewals) for the three fiscal years ended May 31, 1997, 1996 and 1995, was $60,451,000, $22,600,000 and $6,100,000, respectively, or 95%, 97% and
98% of total revenues, respectively.

BACKLOG

      As of May 31, 1997 and 1996, MCS's traditional backlog, consisting of signed contracts or purchase orders for services that are expected to be realized over the next twelve months, was approximately $70,000,000 and $51,500,000, respectively.

EMPLOYEES

      On May 31, 1997, the Company employed 336 persons on a full-time basis and approximately 150 on a part-time basis. Substantially all of the part-time employees is in direct health care. None of the Company's employees is represented by a union.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

      NAME                            AGE      POSITION(S) HELD
      ----                            ---      ----------------

      James A. Burns                  54       President,     Chief    Executive
                                               Officer,   Vice   Chairman,   and
                                               Director

      Michael J. Kennedy              41       Vice  President,  Chief Financial
                                               Officer and Assistant Secretary

      James A. Burns, age 54, has been Vice Chairman of the Company since the Mergers and became Chief Executive Officer and President in August 1996. Prior to that, he was President of MCSAZ since 1992. Previously, he served as President of Med*Star Management Corporation from 1990 through 1992, as Senior Vice President of Health Management Associates, Inc. from 1987 through 1990 and as Executive Vice President of Lincoln National Health Plan from 1984 through 1987.

      Michael Kennedy, age 41, has been Chief Financial Officer since April 1996. Previously, he was Vice President - Treasurer of In Home Health, Inc. from 1993 to 1996, Vice President - Controller of In Home Health, Inc. from 1991 to 1993, and Controller from 1989 to 1991. From 1978 to 1989 he was with Deloitte and Touche as a Certified Public Accountant.

ITEM 2. PROPERTIES

      The Company's executive offices are located in Phoenix, Arizona, in approximately 31,000 square feet of leased space. The Company leases 18 other offices in various cities and towns in Arizona, California, Hawaii, Indiana, Michigan, New Mexico and Texas. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

      Redpath Computer Services, Inc. and Isotech Marketing, Inc., Arizona corporations that have filed for protection under Chapter 11 of the Bankruptcy Code, have filed an action against the Company and Ventana, among other defendants, seeking substantial damages for alleged breach of contract, copyright infringement, and conversion of software and unfair competition. The complaint was filed in the United States Bankruptcy Court for the District of Arizona (Case No. 94-10160 and No. 94-10161, Adversary No. 96-297).

      Ventana and the other Defendants sought and received permission to transfer the case to the United States District Court for the District of Arizona (CIV 96-1372-PHX-ROS).

      Discovery continues in the case. Recently, Redpath's and Isotech's trial counsel moved for permission to withdraw as counsel. In the motion, their counsel stated that they did not believe it was possible for them to continue to advocate the claims of Plaintiff in view of the nature, scope, and extent of information disclosed in discovery, the relationships of the information discovered to information related to Plaintiff's counsel outside of formal discovery, or to viable liability theories. Moreover, Plaintiff's counsel have been unable to find sufficient data to sustain the Plaintiff's claims for damages.

      This motion has not yet been ruled on by the Court. If the motion is granted, it is not known what measures Plaintiffs will take to obtain new counsel. The Company believes the lawsuit is without merit and will continue to vigorously contest it.

      The Company had entered into an administrative services agreement with CCP, a health plan operating in St. Louis, Missouri in May 1995. The agreement was terminated in September 1996. The Company believes that it was not paid in full for the services rendered to CCP, and has made a demand for arbitration with the American Arbitration Association. CCP has sought an injunction to stay the arbitration and has filed a complaint in the St. Louis City Circuit Court against the Company alleging that the Company breached the administrative services agreement and its fiduciary duties to CCP. While the complaint alleges damages in excess of $25,000, it is believed CCP will seek damages well in excess of this amount. The Company removed the case to the United States District Court for the Eastern District of Missouri and answered the complaint by denying all of its allegations. The Company also filed a counterclaim seeking from CCP damages in excess of $400,000. CCP has filed a motion seeking to have the case returned to St. Louis City Circuit Court and the Company has filed a response resisting the request. The Court has not ruled on the motion. The Company intends to vigorously defend against CCP's claims and to endeavor to recover the amounts owned to it by CCP.

      The Company is also a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

      The Company's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the NASDAQ National Market System under the symbol "MCSX". As of August 8, 1997 there were approximately 190 record holders of the common stock.

      The MCS common stock began trading under the MCSX symbol on March 1, 1996, the date of the Distribution and Mergers. The high and low closing sale prices for the common stock as reported by NASDAQ from that date until May 31, 1997 are set forth below.

                                                  High       Low
                                                  ----       ---

            Fiscal Year 1997

              First Quarter                     $ 6.38      $ 3.13
              Second Quarter                      4.88        3.00
              Third Quarter                       3.63        2.50
              Fourth Quarter                      3.69        1.88

            Fiscal Year 1996

              Fourth Quarter                    $ 8.00      $ 5.58

      The high and low reported sale prices for the common stock of the Predecessor Corporation from the beginning of the 1996 fiscal year until the Distribution and Mergers, as reported by NASDAQ, are set forth below. Such prices have not been adjusted to reflect the Distribution, the reverse stock split which occurred immediately after the Distribution, or the Mergers.

            Fiscal Year 1996

              First Quarter                     $11.50      $ 7.50
              Second Quarter                     10.00        7.56
              Third Quarter                      10.50        6.00

      These prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. The Company intends to reinvest any earnings in continued expansion and does not expect to pay cash dividends in the foreseeable future.

       On October 2, 1996, the Company signed an agreement with BCBSTX whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for an additional two one-year periods if certain conditions are met. The loan is initially secured by all of the assets of the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements.

       In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Chairman of the Board of the Company, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly. These transactions were effected pursuant to the exemption contained in Section IV(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

      (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA
----------------------------
                                                                  Year Ended May 31,
                                                   -----------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                      ----      ----      ----      ----      ----

Revenues                                           $63,790   $23,192   $ 6,190   $ 5,332   $ 4,642
Operating income (loss)                             (1,582)   (2,799)      721       968       880
Income (loss) from continuing operations              (911)   (2,214)      461       623       539
Income (loss) from continuing operations per share    (.21)     (.82)      .21       .30       .30
Cash dividends per share                                 -       .14       .43         -         -
Weighted average number of shares outstanding        4,365     2,702     2,235     2,106     1,821

BALANCE SHEET DATA
------------------
                                                                       May 31,
                                                   -----------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                      ----      ----      ----      ----      ----

Working capital (deficit)                          $ 2,811   $(2,350)  $ 6,625   $ 1,220   $   605
Total assets                                        28,017    27,816     6,911     1,598     1,082
Long-term debt, excluding current portion            3,710       516         -         -         -
Shareholders' equity                                11,470    12,194     6,778     1,316       693

All amounts have been restated on a continuing operations basis. Discontinued operations are more fully discussed in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S  DISCUSSION   AND   ANALYSIS  OF  FINANCIAL  CONDITION  AND
        RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following discussion pertains to the managed care business and continuing operations of the Company. The other business activities, which have been conducted by Medicus since the Distribution on March 1, 1996, are separately identified as discontinued operations. Results presented consist of the Company's managed care business for the period June 1, 1994 to May 31, 1997 consolidated with the operations of all three wholly-owned subsidiaries (MCSAZ, Ventana, and AHC) for the period March 1, 1996 to May 31, 1997.

       The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                           Percent of Revenues              Percent Change
                                           -------------------              --------------

                                       1997      1996      1995       1996 to 1997   1995 to 1996
                                       ----      ----      ----       ------------   ------------

Revenues                               100.0%    100.0%    100.0%        175.1%         274.7%
                                       -----    ------    ------
Direct cost of operations               80.2      91.2      71.7         142.0          376.9
Marketing, sales and administrative     22.3      20.9      16.7         193.1          368.1
                                       -----    ------    ------
    Total costs and expenses           102.5     112.1      88.4         151.5          375.2
                                       -----    ------    ------

Operating income (loss)                 (2.5)    (12.1)     11.6          43.5         (488.2)

      Revenues increased 175% to $63,790,000 in fiscal 1997, and increased 275% to $23,192,000 in fiscal 1996. The increase in 1997 over 1996 is principally a result of fiscal 1997 reflecting an entire year of combined post merger operations, while the Mergers had a significant effect on three months of operations in fiscal 1996 and no effect on results of operations during fiscal 1995. Revenues for fiscal 1997, 1996 and 1995 consisted of $20,142,000, $10,915,000 and $6,190,000, respectively, from fees received for management of health plans and programs not owned by the Company. Ventana and AHC generated revenues of $43,648,000 and $12,277,000 for fiscal 1997 and 1996, respectively. Results of operations reflect only revenues from Ventana and AHC after the March 1, 1996 effective date of the Mergers through end of fiscal 1997.

      Management fee revenue increased 85% and 76% in fiscal 1997 and 1996, respectively. The increase in fiscal 1997 consists of increases in rates and services provided on contracts in existence on June 1, 1996, partially offset by contracts terminated during fiscal 1997. The increase in fiscal 1996 is due to the addition of new contracts during fiscal 1996, and revenues generated by contracts managed by MCSAZ since the effective date of the Mergers.

      The significant growth in fees generated by managing plans and programs not owned by the Company during fiscal 1997 consisted of the addition of the contract to manage CCM and the expanded service offerings under the contract with the State of Indiana. The CCM contract was effective August 1996, and accounted for 11% of fiscal 1997 revenues generated from management of health plans and programs not owned by the Company. The contract with State of Indiana, which has been in effect since 1994, generated 25% and 22% of revenues from management of health plans and programs not owned by the Company during fiscal 1997 and 1996, respectively.

      The most significant revenue growth during fiscal 1996 occurred as a result of a management contract that commenced December 1995 with Colorado Access to administer its Medicaid and indigent acute care program. This contract achieved a 42,000 membership level in its third month of operation. Revenues derived from the contract accounted for 9% and 18% of revenues generated by management of health plans and programs not owned by the Company during fiscal 1997 and 1996, respectively.

      The Company incurred operating losses attributable to the Colorado Access contract of $144,000 and $857,000 for fiscal 1997 and 1996, respectively, primarily as a result of a rate reduction effective February 1996, and startup expenses that were incurred in fiscal 1996. The contract included a significant rate reduction when membership reached the 40,000 membership level. It was originally estimated that the program would not reach this membership level for two years, at which time the cost to administer this program would have decreased significantly.

      After unsuccessful attempts to negotiate a rate increase, the Company notified Colorado Access in July 1996 that it was terminating the contract. The transition of plan management to Colorado Access was completed on October 31, 1996.

      Direct cost of operations increased 142% and 377% to $51,184,000 and $21,151,000 in fiscal 1997 and 1996, respectively. The increase in 1997 is principally a result of fiscal 1997 reflecting an entire year of combined post merger operations, while the Mergers had a significant effect only on three months of operations in fiscal 1996. Direct cost of operations for fiscal 1997, 1996 and 1995 consisted of $14,221,000, $9,511,000 and $4,435,000 respectively, related to fees generated from management of health plans and programs not owned by the Company. Direct cost of operations related to Ventana and AHC were $36,963,000 and $11,640,000 for fiscal 1997 and 1996, respectively. The direct cost of operations as a percentage of revenue were 80%, 91% and 72% in fiscal 1997, 1996, and 1995, respectively.

      The direct cost of operations to manage plans not owned by the Company as a percentage of related revenue changed to 71% in fiscal 1997 from 87% in fiscal 1996 and 72% in fiscal 1995. The change in 1997 is primarily a result of termination of unprofitable contracts, cost saving efforts by management, and an approximately 10% reduction in workforce in July 1996, while the change in 1996 is mainly due to the unprofitable nature of the Colorado Access contract.

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

      The direct costs of Ventana and AHC, as a percentage of their respective revenue for fiscal 1997 were 83% and 90%, and for the period from the date of acquisition to May 31, 1996 were 86% and 104%, respectively. The reason for the positive change that impacted both Plans is the seasonality factor associated with utilization of health care benefits by members. In addition, AHC's direct cost of operations further decreased due to changes in risk pool agreements and limiting the Plan's service area.

      Marketing, sales, and administrative expenses increased 193% to $14,188,000 and 368% to $4,840,000 for fiscal 1997 and 1996, respectively. The increases in fiscal 1997 and 1996 are principally a result of fiscal 1997 reflecting an entire year of combined post merger operations, while the Mergers had a significant effect on three months of operations in fiscal 1996. The mergers did not impact the results of operations in fiscal 1995. The agreement with a new HMO being developed in Illinois (described below) had a negative impact in fiscal 1997, while the administrative services agreement with Medicus affected results of operations in fiscal 1996.

      In April 1996, the Company entered into an agreement with Community Health Care of Illinois, Inc. ("CHCI") pursuant to which the Company became a 49% owner in Community Health Choice, Inc. ("Choice"). The Company was obligated to develop the HMO, provide the capital to purchase equipment for the plan and provide the equity capital necessary to apply for the HMO license. It was the Company's opinion that the capitation and hospital rates that existed would not allow this plan to be financially viable. The relationship with Choice was terminated in November 1996. The Company incurred startup and termination settlement expenses of $477,000 during fiscal 1997. The contract did not significantly impact the results of operations during fiscal 1996.

       Effective March 1, 1996, the Company entered into an administrative services agreement with Medicus, whereby Medicus agreed to provide the Company with certain administrative support services for a one-year period for a fee of $700,000. The Company accrued the full amount due under this agreement as of May 31, 1996 as it believed that it would not receive any future benefits under the agreement, consequently, the agreement did not have any impact on results of operations in fiscal 1997. The Company paid $700,000 pursuant to the agreement during fiscal 1997.

      Interest income for fiscal 1997 and 1996 was $574,000 and $339,000, respectively, which primarily related to investments held by the Company in low risk financial instruments. The interest income for fiscal 1997 and 1996 is primarily related to investments held by Ventana and AHC subsequent to the Mergers.

     Interest expense of $317,000 during fiscal 1997 is primarily attributed to the secured convertible notes outstanding with BCBSTX and the Brown GST Trust for principal amounts of $3,000,000 and $300,000, respectively. Both notes were issued by the Company in October 1996.

      The income tax benefit of $414,000 for fiscal 1997 is primarily a result of a reduction in the deferred tax asset valuation allowance based on the Company's assessment of the realizability of deferred tax assets. The income tax benefit of $246,000 for fiscal 1996 is a result of the Company's ability to utilize net operating loss carryforwards of the parent entity to offset the parent entity taxable income for the period.

      Income (losses) from continuing operations were ($911,000), ($2,214,000) and $461,000 in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the primary reasons for the positive change in results of operations were the termination of unprofitable contracts, while the primary reasons for the change in fiscal 1996 were the losses incurred by AHC and Colorado Access contracts, and the impact of the Medicus administrative services agreement.

      Discontinued operations generated a net loss of $254,000 in fiscal 1996 versus net income of $3,025,000 in fiscal 1995. The decrease was primarily due to lower software and related services sales and increased costs of maintenance and support services.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 1997 and 1996, the Company's cash and cash equivalents increased $3,408,000 to $7,212,000, and $2,329,000 to $3,804,000 at May 31, 1997
and 1996, respectively. Restricted cash increased from $3,082,000 at May 31, 1996 to $5,304,000 at May 31, 1997. Prior to fiscal 1996, cash was not restricted by regulatory agencies. Operating activities used $202,000 and $2,827,000 in fiscal 1997 and 1996, respectively, and provided $231,000 in fiscal 1995. The primary cause for the positive change in fiscal 1997 was the reduced loss from continuing operations and the decrease in accrued expenses, both of which were partially offset by growth in prepaid expenses and accounts receivable. The change during fiscal 1996 was mainly from the loss from continuing operations and growth in accounts receivable, both of which were partially offset by growth in current liabilities.

      Investing activities provided $2,326,000, and $2,852,000 in fiscal 1997 and 1996, respectively, and used $4,113,000 in fiscal 1995. During fiscal 1997, sources of cash included net proceeds from short-term investments of $1,497,000, and payments received on notes receivable of $1,959,000. During fiscal 1996, sources of funds included cash acquired in the Mergers of $1,700,000 and net proceeds from sale of short-term investments of $4,725,000. During fiscal 1997, 1996 and 1995 funds were used to purchase $1,768,000, $1,593,000 and $113,000 of property and equipment for expansion, as well as to update and upgrade computer systems and software. In April 1996, funds were used to provide a $2,000,000, seven-year loan to Choice to allow it to apply for its HMO license in Illinois. Upon termination of the Company's relationship with Choice in November 1996, pursuant to a termination agreement, Choice returned $1,782,000 of the money loaned. During 1995, $4,000,000 was used to purchase short-term investments.

     Financing activities generated $1,284,000, $1,958,000 and $3,956,000 during fiscal 1997, 1996 and 1995, respectively. Long-term debt and short-term debt issued in fiscal 1997 and 1996, respectively, were the principal source of funds, while an infusion of $5,000,000 from Medicus, in contemplation of the separation of the two business units, was the primary source of funds in fiscal 1995. The principal payment on long-term debt of $1,650,000, and payment to Medicus Systems Corporation of $647,000, principally pursuant to an administrative service agreement, were the primary use of cash in 1997. The Company did not have any treasury stock activity during fiscal 1997, however, the Company purchased $532,000 and $1,571,000 in treasury stock in fiscal 1996 and fiscal 1995, respectively, and issued $266,000 less in stock from the treasury under employee stock plans for the same periods. The balance of the treasury stock was retired during fiscal 1997. The Company did not pay dividends during 1997, while $576,000 and $768,000 were paid in dividends during fiscal 1996 and 1995, respectively.

      On October 2, 1996, the Company signed an agreement with BCBSTX whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The note bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share.

      In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Chairman of the Board of the Company, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly. During fiscal 1997, neither BCBSTX nor the Brown GST Trust exercised their option to convert the loan into Company common stock.

      Ventana and AHC are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS' proportionate share of net assets (after inter-company eliminations) which, at May 31, 1997 and 1996, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,875,000 and $9,295,000 at May 31, 1997 and 1996, respectively, with deposit and reserve requirements (performance bonds) representing $2,453,000 and
$2,057,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,422,000 and $7,238,000, respectively. Ventana provided funds to the Company under two separate loans totaling $819,000 at May 31, 1997. All such agreements were pre-approved as required by AHCCCSA.

      MCS has  committed  to provide  CCM a line of credit of up to  $500,000 at
prime   to   assist  CCM   in   maintaining  minimum   financial   requirements.
On May 31, 1997, the outstanding balance under the line of credit was $315,000.

     The Company's negative cash flows from operations in fiscal 1997 resulted primarily from losses on continuing operations during the six months ended November 30, 1996, increases in prepaid expenses and increases in accounts receivable. The Company's results from continuing operations improved during the six months ended May 31, 1997, generating a net income of $496,000. This operating profit contributed to the Company's positive working capital which was $2,811,000 at May 31, 1997. Based on its current projections, which include substantial capital expenditures in connection with its Rio Grande HMO and Lovelace Health Systems contracts, the Company believes that its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1998. MCS is, however, actively negotiating with two corporations engaged in related health care businesses who have expressed a desire to invest in MCS common stock and/or enter into credit agreements with MCS. While the Company believes one or both of these transactions will be completed during the quarter ending November 30, 1997, there can be no assurance that either will be successful. If neither of these transactions is completed, the Company will be required to seek alternative financing or, alternatively, substantially renegotiate its existing commitments while continuing its efforts to increase revenues and minimize operating costs.

IMPACT OF INFLATION

      To date, the rate of inflation has not had a material impact on the Company's results of operations.

FORWARD-LOOKING INFORMATION

     This report contains statements that may be considered forward-looking, such as the discussion of the Company's strategic goals, new contracts and cash flow. These statements speak of the Company's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties.

     Some of these uncertainties that may affect future results are discussed above. All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward-looking statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is attached as referenced under item 14(a).

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" in the Company's 1997 Proxy Statement, and is incorporated herein by reference.

      Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

      Information required under this item will be contained in the section entitled "Executive Compensation and Other Information" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this item will be contained in the section entitled "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Documents Filed as Part of this Report

      The Consolidated Financial Statements and Schedules filed with this Form 10-K are listed below with their location in this report and are included in Item 8 above.

      1.    Financial Statements

                                                                       Page
                                                                       ----

      Report of Independent Accountants..............................   23
      Consolidated Balance Sheet.....................................   24
      Consolidated Statement of Operations...........................   25
      Consolidated Statement of Changes In Stockholders' Equity......   26
      Consolidated Statement of Cash Flows...........................   27
      Notes to Consolidated Financial Statements.....................   28

      2.    Financial Statement Schedules

                                                                       Page
                                                                       ----

      Schedule I. Condensed Financial Information of the Registrant..   45
      Schedule II. Valuation and Qualifying Accounts.................   49

      All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereon.

      (b)   Exhibits

      Exhibit No. Description
      ----------- -----------

      2.1 Agreement and Plan of Merger by and among Ventana Health Systems, Inc., Arizona Health Concepts, Inc., Managed Care Solutions, Inc., VHS Managed Care Merger Sub, Inc., AHC Managed Care Merger Sub, Inc., MCS Managed Care Merger Sub, Inc. and the registrant (1)
      2.2         Distribution   Agreement  by   and   between  Medicus  Systems
                  Software, Inc. and Medicus Systems Corporation (2)
      3.1         Conformed  Certificate  of  Incorporation  of  the Registrant,
                  as amended (3)
      3.2         Restated Bylaw (4)
      10.1        (a)   Contract  between the  registrant  and San Diego County,
                        California and amendments thereto (5)
                  (b)   Ninth  Amendment to contract  between the registrant and
                        San Diego County, California (6)
                  (c)   Tenth  Amendment to contract  between the registrant and
                        San Diego County, California (7)
                  (d)   Eleventh  Amendment to contract  between the  registrant
                        and San Diego County, California (8)
                  (e)   Twelfth Amendment to contract between the registrant and
                        San Diego County, California (9)
                  (f)   Thirteenth  Amendment to contract between the registrant
                        and San Diego County, California (10)
                  (g)   Fourteenth  Amendment to contract between the registrant
                        and San Diego County, California (11)
                  (h)   Fifteenth  Amendment to contract  between the registrant
                        and San Diego County, California (12)
      10.2        (a)   Contract  between  Ventana  Health  Systems  and Arizona
                        Health  Care  Cost   Containment   System  (13)
                  (b)   Contract amendment 1 to  the  contract  between  Ventana
                        Health Systems and Arizona Health Care Cost  Containment
                        System (14)
                  (c)   Solicitation Amendment 1 between Ventana Health  Systems
                        and Arizona Health Care Cost Containment  System (15)
                  (d)   Solicitation  Amendment  2 to contract  between  Ventana
                        Health Systems  and  Arizona    Health     Care     Cost
                        Containment System (16)
                  (e)   Solicitation  Amendment  3 to  contract  between Ventana
                        Health Systems  and  Arizona    Health     Care     Cost
                        Containment System (17)
      10.3        (a)   Contract  between  Arizona  Health Concepts  and Arizona
                        Health Care Cost  Containment Systems (18)
                  (b)   Amendment 2 to contract between Arizona Health  Concepts
                        and Arizona Health Care Cost Containment System (19)
                  (c)   Amendment 4 to contract between Arizona Health  Concepts
                        and Arizona  Health  Care  Cost Containment  Systems(20)
                  (d)   Amendment 5 to contract between Arizona Health  Concepts
                        and Arizona Health Care Cost Containment Systems (21)
                  (e)   Amendment 6 to contract between  Arizona Health Concepts
                        and Arizona Health Care Cost Containment  Systems (22)
                  (f)   Amendment 7 to contract between Arizona  Health Concepts
                        and Arizona Health Care Cost Containment  Systems (23)
                  (g)   Amendment 9 to contract between Arizona  Health Concepts
                        and Arizona Health  Care Cost Containment  Systems (24)
                  (h)   Amendment 10 to contract between Arizona Health Concepts
                        and Arizona Health Care Cost Containment Systems (25)

      10.4        (a)   First  Amendment  to  contract  between  registrant  and
                        State of Indiana (26)
                  (b)   Second  Amendment  to  contract  between  registrant and
                        State of Indiana (27)
                  (c)   Third Amendment to contract between registrant and State
                        of Indiana (28)
                  (d)   Fifth Amendment to contract between registrant and State
                        of Indiana
      10.5        (a)   Administrative Services contract between  registrant and
                        Community Choice Michigan (29)
                  (b)   First  Amendment  to  Administrative  Services  contract
                        between registrant and Community Choice Michigan (30)
                  (c)   Second  Amendment to  Administrative  Services  contract
                        between registrant and Community Choice Michigan (31)
      10.6        Administrative  Services   Agreement  between  registrant  and
                  Rio  Grande  HMO,  Inc.  (a  subsidiary  of  Blue  Cross  Blue
                  Shield of Texas, Inc.)
      10.7        Administrative   Services  Agreement  between  registrant  and
                  Lovelace Community Health Systems, Inc.
      10.8        Loan  Agreement  between  the  Registrant  and Blue Cross Blue
                  Shield of Texas, Inc. (32)
      10.9        Loan  Agreemen  between  the  Registrant and  William  Gardner
                  Brown Trust (33)
      10.10       Lease Agreement  between  the  Registrant  and  Pivotal  Simon
                  Office XVI, LLC (34)
      10.11       Employment Agreement  between  the  Registrant  and  James  A.
                  Burns* (35)
      10.12       (a)   Administrative  Services  Agreement  between  registrant
                        and AlohaCare (36)
                  (b)   Second  Amendment  to contract  between  registrant  and
                        AlohaCare
      10.13       Contract between  registrant and  State  of California Managed
                  Risk Medical Insurance Board
      10.14       Form of  Indemnification  Contract between  the registrant and its officers and directors* (37)
      11          Computation of Per Share Earnings
      21          Subsidiaries of the Registrant
      23          Consent of Independent Accountants
      27          Financial Data Schedule

* Indicates exhibits which constitute management contracts or compensatory plans or agreements.


(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.
(2) Incorporated by reference to Exhibit 2(b) to the registrant's Report on Form 8-K dated March 1, 1996, as amended by Form 8-K/A-1 filed on April 30, 1996.
(3) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(4) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(5) Incorporated by reference to Exhibit 10(6) filed as part of the Registrant's Statement Number 33-41253.
(6) Incorporated by reference to Exhibit 10(a)(1) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.
(7) Incorporated by reference to Exhibit 10(a)(2) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
(8) Incorporated by reference to Exhibit 10(a)(3) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
(9) Incorporated by reference to Exhibit 10(a)(4) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
(10) Incorporated by reference to Exhibit 10(a)(5) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
(11) Incorporated by reference to Exhibit 10(a)(6) filed as part of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
(12) Incorporated by reference to Exhibit 10.2(a)(7) filed as part of the registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(13)  Incorporated   by   reference  to  Exhibit   10.9(a)   filed  as  part  of
      registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.

(14) Incorporated by reference to Exhibit 10.9(a)(1) filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(15) Incorporated by reference to Exhibit 10.9(a)(2) filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(16) Incorporated by reference to Exhibit 10.9(a)(3) filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(17) Incorporated by reference to Exhibit 10.9(a)(4) filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(18) Incorporated by reference to Exhibit 10.10(a) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(19) Incorporated by reference to Exhibit 10.10(a)(1) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(20) Incorporated by reference to Exhibit 10.10(a)(2) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(21) Incorporated by reference to Exhibit 10.10(a)(3) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(22) Incorporated by reference to Exhibit 10.10(a)(4) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(23) Incorporated by reference to Exhibit 10.10(a)(5) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(24) Incorporated by reference to Exhibit 10.10(a)(6) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(25) Incorporated by reference to Exhibit 10.10(a)(7) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(26) Incorporated by reference to Exhibit 10.11(a) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(27) Incorporated by reference to Exhibit 10.11(a)(1) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(28) Incorporated by reference to Exhibit 10.11(a)(2) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(29) Incorporated by reference to Exhibit 10.12(a) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(30) Incorporated by reference to Exhibit 10.12(a)(1) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(31) Incorporated by reference to Exhibit 10.12(a)(2) filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(32) Incorporated by reference to Exhibit 10.2 filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(33) Incorporated by reference to Exhibit 10.3 filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(34) Incorporated by reference to Exhibit 10.4 filed as part of registration's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(35) Incorporated by reference to Exhibit 10.15 filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(36) Incorporated by reference to Exhibit 10.16 filed as part of registration's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(37) Incorporated by reference to Exhibit 10.24 to the registrant's Registration Statement Number 33-41253.

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

                                          Dated: August 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.


Signature                         Title                                   Date
---------                         -----                                   ----

/s/ James A. Burns                Vice Chairman, Chief Executive          August 27, 1997
------------------------           Officer, President and Director
James A. Burns                     (Principal Executive Officer)

/s/ Michael J. Kennedy            Vice President and Chief Financial      August 27, 1997
------------------------           Officer (Principal Financial and
Michael J. Kennedy                 Accounting Officer)

/s/ William G. Brown              Director                                August 27, 1997
------------------------
William G. Brown

/s/ Richard C. Jelinek            Chairman, Director                      August 27, 1997
------------------------
Richard C. Jelinek

/s/ Henry H. Kaldenbaugh, M.D.    Director                                August 27, 1997
------------------------
Henry H. Kaldenbaugh, M.D.

/s/ John G. Lingenfelter, M.D.    Director                                August 27, 1997
------------------------
John G. Lingenfelter, M.D.

------------------------
Walter J. McNerney                Director

/s/ Risa J. Lavizzo-Mourey, M.D.  Director                                August 27, 1997
------------------------
Risa J. Lavizzo-Mourey, M.D.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Managed Care Solutions, Inc.

In our opinion, the consolidated financial statements and schedules listed in the index appearing under Item 14(a) (1) and (2) on page 18 present fairly, in all material respects, the financial position of Managed Care Solutions, Inc. and its subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Phoenix, Arizona
July 25, 1997

                                  MANAGED CARE SOLUTIONS, INC.

------------------------------------------------------------------------------------------------


                                   CONSOLIDATED BALANCE SHEET
                                   --------------------------

                                                                                 May 31,
                                                                       ----------------------------
                                                                           1997           1996
                                                                       ------------   -------------
ASSETS
------

Current assets:
  Cash and cash equivalents, including restricted cash
   of $5,304,000 and $3,082,000, respectively                          $  7,212,000  $   3,804,000
  Short-term investments                                                  1,503,000      3,000,000
  Accounts and notes receivable and unbilled services, net                3,998,000      4,353,000
  Related party accounts and notes receivable                                26,000         91,000
  Prepaid expenses and other current assets                               1,735,000        832,000
  Deferred income taxes, net                                                971,000        459,000
                                                                       ------------   ------------
       Total current assets                                              15,445,000     12,539,000

Notes receivable                                                            315,000        139,000
Related party notes receivable                                              941,000      2,783,000
Property and equipment, net                                               3,723,000      4,147,000
Performance bonds                                                         3,737,000      4,078,000
Goodwill, net                                                             3,191,000      3,534,000
Other assets                                                                665,000        596,000
                                                                       ------------   ------------
                                                                       $ 28,017,000   $ 27,816,000
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                     $    350,000   $    379,000
  Accrued medical claims                                                  7,080,000      6,331,000
  Risk pool payable                                                       2,035,000      1,646,000
  Related party risk pool payable                                           301,000        117,000
  Accrued expenses                                                        2,668,000      3,609,000
  Loss contract reserve                                                           -        510,000
  Due to Medicus Systems Corporation                                              -        647,000
  Current portion of long-term debt                                         200,000      1,650,000
                                                                       ------------   ------------
     Total current liabilities                                           12,634,000     14,889,000

Long-term debt                                                               67,000        267,000
Related party long-term debt                                              3,643,000        249,000
Deferred income taxes, net                                                  203,000        217,000
                                                                       ------------   ------------
     Total liabilities                                                   16,547,000     15,622,000
                                                                       ------------   ------------

Commitments                                                                       -              -

Stockholders' equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - 6.85 shares                           7,000          7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,390,000 shares and 4,365,000 shares            44,000         44,000
  Capital in excess of par value                                         14,497,000     14,310,000
  Accumulated deficit                                                    (3,078,000)    (2,167,000)
                                                                       ------------   ------------
     Total stockholders' equity                                          11,470,000     12,194,000
                                                                       ------------   ------------
                                                                       $ 28,017,000   $ 27,816,000
                                                                       ============   ============

                 The accompanying notes are an integral part of these statements.

                                                24

                                 MANAGED CARE SOLUTIONS, INC.

----------------------------------------------------------------------------------------------

                            CONSOLIDATED STATEMENT OF OPERATIONS
                            ------------------------------------

                                                               FOR THE YEARS ENDED MAY 31,
                                                       --------------------------------------------
                                                           1997            1996            1995
                                                       -------------   -------------   ------------

Revenues                                               $  63,790,000   $  23,192,000   $  6,190,000
                                                       -------------   -------------   ------------

Direct cost of operations                                 51,184,000      21,151,000      4,435,000
Marketing, sales and administrative                       14,188,000       4,840,000      1,034,000
                                                       -------------   -------------   ------------

   Total costs and expenses                               65,372,000      25,991,000      5,469,000
                                                       -------------   -------------   ------------

Operating income (loss)                                   (1,582,000)     (2,799,000)       721,000
                                                       -------------   -------------   ------------

Interest income                                              574,000         339,000              -
Interest expense                                            (317,000)              -              -
                                                       -------------   -------------   ------------

Net interest income                                          257,000         339,000              -
                                                       -------------   -------------   ------------

Income (loss) from continuing
  operations before income taxes                          (1,325,000)     (2,460,000)       721,000


Provision (benefit) for income taxes                        (414,000)       (246,000)       260,000
                                                       -------------   -------------   ------------

Income (loss) from continuing operations                    (911,000)     (2,214,000)       461,000

Discontinued operations, net of taxes                              -        (254,000)     3,025,000
                                                       -------------   -------------   ------------

Net income (loss)                                      $    (911,000)  $  (2,468,000)  $  3,486,000
                                                       =============   =============   ============

Net income (loss) per share
  Continuing operations                                $       (0.21)  $       (0.82)  $       0.21
  Discontinued operations                                          -           (0.09)          1.35
                                                       -------------   -------------   ------------
                                                       $       (0.21)  $       (0.91)  $       1.56
                                                       =============   =============   ============

Weighted average common and
  common equivalent shares outstanding                     4,365,000       2,702,000      2,235,000
                                                       =============   =============   ============


                 The accompanying notes are an integral part of these statements.

                                                25

                          MANAGED CARE SOLUTIONS, INC.

 -----------------------------------------------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      ---------------------------------------------------------


                                     PREFERRED STOCK       COMMON STOCK
                                    -----------------  --------------------

                                                                              CAPITAL IN
                                                                                EXCESS      TREASURY   RETAINED EARNINGS
                                    SHARES  PAR VALUE   SHARES    PAR VALUE  OF PAR VALUE     STOCK    (ACCUM. DEFICT)    TOTAL
                                    ------  ---------  ---------  ---------  ------------  -----------  ------------   -----------

BALANCE, MAY 31, 1994                    -  $       -  6,383,000  $  64,000  $ 15,755,000  $         -  $ 11,073,000   $26,892,000
  Net income                             -          -          -          -             -            -     3,486,000     3,486,000
  Purchase of treasury stock             -          -          -          -             -   (1,571,000)            -    (1,571,000)
  Issuance of common stock:
   Employee stock purchase plan          -          -      8,000          -        83,000       87,000             -       170,000
   Employee stock option plan,
    including tax benefits               -          -     41,000          -       172,000      941,000             -     1,113,000
Vested portion of stock options
   applicable to compensation expense    -          -          -          -        12,000            -             -        12,000
  Declaration of dividends               -          -          -          -             -            -      (961,000)     (961,000)
                                    ------  ---------  ---------  ---------  ------------  -----------  ------------   -----------


BALANCE, MAY 31, 1995                    -          -  6,432,000     64,000    16,022,000     (543,000)   13,598,000    29,141,000
  Net loss                               -          -          -          -             -            -    (2,468,000)   (2,468,000)
  Purchase of treasury stock             -          -          -          -             -     (532,000)            -      (532,000)
  Issuance of preferred stock            7      7,000          -          -             -            -             -         7,000
  Issuance of common stock:
    Employee stock purchase plan         -          -          -          -       (32,000)     210,000             -       178,000
    Employee stock option plan,
     including tax benefits              -          -          -          -      (227,000)     803,000             -       576,000
  Vested portion of stock options
   applicable to compensation expense    -          -          -          -         8,000            -             -         8,000
  Declaration of dividends               -          -          -          -             -            -      (384,000)     (384,000)
  One for three reverse stock split      -          - (4,288,000)   (43,000)       43,000            -             -             -
  Stock issued in acquisition of MCS
   Companies                             -          -  2,225,000     23,000     7,347,000            -             -     7,370,000
  Distribution of discontinued
   operations                            -          -          -          -    (8,789,000)           -   (12,913,000)  (21,702,000)
  Retirement of treasury stock           -          -     (4,000)         -       (62,000)      62,000             -             -
                                    ------  ---------  ---------  ---------  ------------  -----------  ------------   -----------

BALANCE, MAY 31, 1996                    7      7,000  4,365,000     44,000    14,310,000            -    (2,167,000)   12,194,000
  Net loss                               -          -          -          -             -            -      (911,000)     (911,000)
  Issuance of common stock:
   Employee stock purchase plan          -          -     25,000          -        66,000            -             -        66,000
  Issuance of common stock warrants      -          -          -          -       121,000            -             -       121,000
                                    ------  ---------  ---------  ---------  ------------  -----------  ------------   -----------

BALANCE, MAY 31, 1997                    7  $   7,000  4,390,000  $  44,000  $ 14,497,000  $         -  $ (3,078,000)  $11,470,000
                                    ======  =========  =========  =========  ============  ===========  ============   ===========

                                  The accompanying notes are an integral part of these statements.

                                  MANAGED CARE SOLUTIONS, INC.

-------------------------------------------------------------------------------------------------

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                              ------------------------------------


                                                                FOR THE YEARS ENDED MAY 31,
                                                          ---------------------------------------
                                                              1997          1996          1995
                                                          -----------   -----------   -----------

Cash flows from operating activities:
  Income (loss) from continuing operations                $  (911,000)  $(2,214,000)  $   461,000
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Bad debt expense                                        1,201,000       591,000             -
    Depreciation and amortization                           1,681,000       495,000        59,000
    Loss on sale of property and equipment                    171,000             -             -
    Deferred income taxes                                    (526,000)     (246,000)       (6,000)
    Changes in assets and liabilities:
      Accounts receivable and unbilled services              (682,000)   (2,807,000)      (62,000)
      Prepaid expenses and other current assets              (909,000)      417,000       (74,000)
      Accounts payable                                        (29,000)   (1,316,000)       (9,000)
      Accrued medical claims                                  749,000       871,000             -
      Risk pool payable                                       389,000       711,000             -
      Related party risk pool payable                         184,000      (198,000)            -
      Accrued expenses                                       (941,000)      901,000       (86,000)
      Loss contract reserve                                  (510,000)      (32,000)            -
      Other assets and liabilities                            (69,000)            -       (52,000)
                                                          -----------   -----------   -----------
Net cash provided by (used in) operating activities          (202,000)   (2,827,000)      231,000
                                                          -----------   -----------   -----------

Cash flows from investing activities:
  Acquisition of MCS Companies                                      -     1,700,000             -
  Purchase of property and equipment                       (1,768,000)   (1,593,000)     (113,000)
  Proceeds from sale of property and equipment                689,000        20,000             -
  Purchase of short-term investments                       (2,722,000)     (750,000)   (4,000,000)
  Maturity/sale of short-term investments                   4,219,000     5,475,000             -
  Decrease in assets securing performance bond                341,000             -             -
  Issuance of notes receivable                               (392,000)   (2,000,000)            -
  Payments of notes receivable                              1,959,000             -             -
                                                          -----------   -----------   -----------
Net cash provided by (used in) investing activities         2,326,000     2,852,000    (4,113,000)
                                                          -----------   -----------   -----------

Cash flows from financing activities:
  Cash infusion from related parties                                -       250,000     5,000,000
  Due to Medicus Systems Corporation                         (647,000)      647,000             -
  Issuance of short-term debt                                       -     1,450,000             -
  Issuance of long-term debt                                3,394,000             -             -
  Principal payment on long-term debt                      (1,650,000)      (50,000)            -
  Issuance of voting preferred stock                                -         7,000             -
  Sale of common stock                                         66,000             -       267,000
  Issuance of common stock warrants                           121,000             -             -
  Purchase of treasury stock                                        -      (532,000)   (1,571,000)
  Reissuance of treasury stock                                      -       762,000     1,028,000
  Dividends paid                                                    -      (576,000)     (768,000)
                                                          -----------   -----------   -----------
Net cash provided by financing activities                   1,284,000     1,958,000     3,956,000
                                                          -----------   -----------   -----------
Net increase in cash and cash equivalents                   3,408,000     1,983,000        74,000
Cash and cash equivalents, beginning of period              3,804,000     1,475,000       358,000
Cash allocated from discontinued operations, net                    -       346,000     1,043,000
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of period                  $ 7,212,000   $ 3,804,000   $ 1,475,000
                                                          ===========   ===========   ===========

                The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS:
---------------------------

Managed Care Solutions, Inc. ("MCS" or the "Company"), formerly Medicus Systems Corporation, was in the business of developing, marketing and supporting decision support software to hospitals and providing contract management services to other health care institutions. The Company separated the software and related lines of business and merged with three companies during the fiscal year 1996 as described below.

THE DISTRIBUTION

On March 1, 1996, the Company effected the separation of its managed care business from its software business through the contribution of the software business to a wholly-owned subsidiary and the distribution (the Distribution) of all of the stock in that subsidiary (now known as Medicus Systems Corporation) to the stockholders on a share-for-share basis. Immediately after the Distribution, the Company effected a one-for-three reverse stock split (the Reverse Stock Split). The average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the stock split.

THE MERGER

Also on March 1, 1996, following the completion of the Distribution and the Reverse Stock Split, three wholly-owned subsidiaries of the Company were merged (the Mergers) with and into three related managed care companies, Managed Care Solutions, Inc., Ventana Health Systems, Inc. ("Ventana"), and Arizona Health Concepts, Inc. ("AHC") (each an Arizona corporation and collectively referred to as the "MCS Companies"), with the MCS Companies becoming wholly-owned subsidiaries of the Company.

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

The Company provides contract management services to county and state governmental units and other health care organizations. The Company has eight contracts, pursuant to multi-year terms or pursuant to an ongoing agreement whose nature contemplates continued renewals, for services which expire at various dates through the year 2002.

The Company provides health services to indigent and other eligible populations in certain rural counties in Arizona. Ventana and AHC are prepaid health plans based in Phoenix, Arizona that derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and primary care health services, respectively, to qualified members. The contract periods expire September 30, 2001 and September 30, 2002 for Ventana and AHC, respectively. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for Arizona Health Care Cost Containment System ("AHCCCS") members.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

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

Sixth Omnibus Budget Reconciliation Act ("SOBRA") supplemental premiums are payments intended by AHCCCSA to cover the costs of maternity care for pregnant women qualified under SOBRA. Such premiums are recognized in the month the delivery occurs.

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

The Company receives reinsurance recoveries which are recorded at estimated amounts due pursuant to the AHCCCSA contract. Reinsurance recoveries are recognized as a percentage of expenses incurred by members whose medical costs exceed a stated deductible per member per contract year. Recoveries are recorded as a reduction of medical expenses.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes funds restricted by AHCCCSA for utilization in the current operations of the individual subsidiary. (See "Restrictions on Fund Transfers")

SHORT-TERM INVESTMENTS

The Company's short-term investments consist of municipal bonds, which are restricted by ACHCCCSA for utilization in the current operations of Ventana and AHC (see "Restrictions on Fund Transfers"). Short-term investments are classified as available for sale and carried at fair market value (see Note 3).

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS

The software and related lines of business ("Medicus Systems Corporation" or "Medicus"), which were separated as of March 1, 1996, are reported as discontinued operations as of May 31, 1996 and 1995. Prior years' operating results have also been reclassified to segregate the discontinued operations. Such operations have been presented net of income tax (benefit)/expense of
($187,000)   and  $1,701,000  for  the  years  ended  May  31,  1996  and  1995, respectively.

Revenues   from   Medicus   were  $23,670,000  for   the   nine   months   ended
February 29, 1996 and $33,829,000 for the year ended May 31, 1995.

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

PERFORMANCE BONDS

     Pursuant to the contracts with AHCCCSA, the Company is required to provide either a performance bond or designated substitute to guarantee performance of the Company's obligations under the contracts. The Company's guarantee of performance consists of cash deposits held by the Arizona State Treasurer and treasury bills pledged as collateral for a bank letter of credit. The Company must maintain such guarantees at amounts which approximate the total monthly capitation revenues.

Amounts securing performance consist of the following:

                                                                May 31,
                                                       -------------------------
                                                            1997          1996
                                                       -----------   -----------

Ventana Health Systems, Inc.                           $ 2,453,000   $ 2,057,000
Arizona Health Concepts, Inc.                            1,284,000     2,021,000
                                                       -----------   -----------
                                                       $ 3,737,000   $ 4,078,000
                                                       ===========   ===========

GOODWILL

The excess of the acquisition cost over the fair value of the net assets of the MCS Companies acquired in a purchase transaction on March 1, 1996 has been included in goodwill and is amortized on a straight-line basis over the period of expected benefit of ten years. The reported balances as of May 31, 1997 and 1996 are net of accumulated amortization of $457,000 and $114,000 respectively.

The carrying value of goodwill is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying business. Adjustments are made if the sum of the expected future net cash flows is less than the carrying value.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ACCRUED MEDICAL CLAIMS

Accrued medical claims include amounts billed and not paid and an estimate of costs incurred for unbilled services provided through the date of the balance sheet.

RISK POOL PAYABLE

The Company contracts with certain provider networks based on utilization control incentive clauses. Incentives, which are based on annual performance, are estimated monthly and recorded as either a risk pool payable or risk pool receivable. The risk pool contracts are based on a September 30 year-end, which coincides with the AHCCCSA contract period.

LOSS CONTRACT RESERVE

Estimated future health care costs under a group of contracts in excess of estimated future premiums and reinsurance recoveries on those contracts are recorded as a loss when determinable.

As of May 31, 1996, the loss contract reserve included $70,000 for a management services agreement and $440,000 for AHC. The $70,000 reserve has been reflected in the results of operations for the year ended May 31, 1996. In conjunction with the purchase of AHC, the Company recorded a loss contract reserve of $542,000. During the three months ended May 31, 1996, the Company incurred costs and expenses of $102,000. During the twelve months ended May 31, 1997, the Company fully utilized the loss contract reserves.

STOCK COMPENSATION

The Company measures compensation costs related to employee stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees."

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting for income taxes.

Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from accrued medical claims, compensation not yet deductible for tax purposes and the use of accelerated depreciation methods.

NET INCOME PER SHARE

Net income per common share has been computed by dividing net income by the weighted average common equivalent shares outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and warrants when dilutive, using the treasury stock method from date of grant. Average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the one-for-three reverse stock split effective March 1, 1996.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RESTRICTIONS ON FUND TRANSFERS

Ventana and AHC are subject to AHCCCSA regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS's proportionate share of net assets
(after  inter-company   eliminations)  which,  at  May  31,  1997,  may  not  be
transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of AHCCCSA, is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,875,000 and $9,295,000 at May 31, 1997 and 1996, respectively, with deposit and reserve requirements (performance bonds) representing $2,453,000 and
$2,057,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,422,000 and $7,238,000, respectively.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CLIENTS

The Company's revenues are generated from contracts with AHCCCSA and healthcare provider organizations, typically governmental entities. Accordingly, as of May 31, 1997 and 1996, all of the Company's trade receivables were from AHCCCSA or entities in this industry. See Note 4 - Accounts and Notes Receivable.

Approximately 68% and 53% of the Company's revenues for 1997 and 1996, respectively, were generated from Ventana and AHC through the contracts with AHCCCSA. Additionally, approximately 6%, 16% and 71% of the Company's revenues in 1997, 1996 and 1995, respectively, were generated from one county governmental unit to which the Company provides contract services. Approximately 8%, 10% and 24% of the Company's revenues in 1997, 1996 and 1995, respectively, were generated from one state to which the Company provides contract services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts and notes receivable, accounts payable, other accrued expenses, and debt. These balances are carried in the financial statements at amounts that approximate fair value unless separately disclosed in the Notes to Financial Statements.

RECLASSIFICATIONS

Certain amounts reported for the year ended May 31, 1996 have been reclassified to conform to the 1997 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), issued in February 1997, and effective for financial statements for both interim and annual period ending after December 15, 1997, specifies the computation, presentation and disclosure requirements for earnings per share and is not expected to impact the Company's reported amounts of earnings per share upon adoption, due to the net loss.

NOTE 3 - SHORT-TERM INVESTMENTS:
-------------------------------

The Company's short-term investments consist primarily of municipal bonds. The fair value of investments is based upon quoted market prices. As of May 31, 1997 and 1996, the fair value of such securities approximated cost.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company's short-term investments had stated maturities as follows:

                                                                May 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------

  Within one year                                      $   500,000   $ 1,450,000
  Two to five years                                      1,003,000             -
  Six to ten years                                               -       650,000
  After ten years                                                -       900,000
                                                       -----------   -----------
                                                       $ 1,503,000   $ 3,000,000
                                                       ===========   ===========

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Also, the Company may extend maturities in some cases.

All securities have been classified as current assets as they represent the investment of cash available for current operations.

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE:
--------------------------------------

Third party accounts and notes receivable and unbilled services consist of the following:
                                                                May 31,
                                                       -------------------------
                                                          1997           1996
                                                       -----------   -----------

  Contract management receivables                      $ 2,412,000   $ 2,800,000
  Due from AHCCCSA                                         686,000       981,000
  Due from provider group                                  450,000             -
  Risk pool receivables                                  1,553,000     1,036,000
  Current portion of notes receivable                            -        54,000
  Interest receivable                                      119,000        95,000
  Other                                                    242,000        11,000
                                                       -----------   -----------
                                                         5,462,000     4,977,000
  Less allowance for doubtful accounts                   1,464,000       624,000
                                                       -----------   -----------
  Net current portion of accounts and notes
   receivables                                         $ 3,998,000   $ 4,353,000
                                                       ===========   ===========
  Non-current portion of notes receivable              $   315,000   $   139,000
                                                       ===========   ===========

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA, and capitation receivables.

The amount due from provider group relates to a loan in an original amount of $675,000 for the payment of claims incurred by AHC members. The loan is due September 1, 1997 and is interest free if it is paid by the due date. The Company enters into contracts with certain provider groups pursuant to which the provider group is responsible for all healthcare costs incurred by AHC members. The funds were utilized by the provider group to pay outstanding claims for AHC members.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The note receivable of $315,000 is outstanding on the line of credit provided to Community Choice Michigan ("CCM"). (See Note 8.)

Related party accounts and notes receivable consist of the following:

                                                                May 31,
                                                       -------------------------
                                                          1997          1996
                                                       -----------   -----------
  Current portion:
   Due from stockholders                               $    26,000   $    91,000
                                                       -----------   -----------

  Non-current portion:
   Due from stockholders                                   941,000       783,000
   Due from Community Health Choice                              -     2,000,000
                                                       -----------   -----------
     Total non-current receivables                         941,000     2,783,000
                                                       -----------   -----------
                                                       $   967,000   $ 2,874,000
                                                       ===========   ===========

The amounts due from stockholders relate to certain employee advances, loans to stockholders taken against the cash surrender value of life insurance policies and other loans to stockholders. The Company does not charge interest on employee advances nor the loans to stockholders, which have been taken against the cash surrender value of the life insurance policies. The interest rate on other loans to stockholders range from 3.3% to 8% and mature through the year 2000. The loans against the cash surrender value of the life insurance policies have no stated maturity other than the maturity of the underlying policies.

Community Health Choice ("Choice") was a corporate joint venture formed on April 1, 1996 by the Company and Community Health Care of Illinois ("CHCI") for the purpose of establishing a Health Maintenance Organization ("HMO"). In conjunction with the formation, the Company loaned Choice $2,000,000 for the establishment and maintenance of a reserve fund and to otherwise satisfy the net worth requirements for a licensed HMO in Illinois. The note payable accrued interest at prime, and the note was secured by the assets of Choice. In November 1996, the Company terminated its joint venture with Choice, and $1,782,000 of the money loaned was repaid pursuant to a termination agreement and the remaining $218,000 has been recognized as bad debt expense in fiscal 1997.

NOTE 5 - PROPERTY AND EQUIPMENT:
-------------------------------

Property and equipment consist of the following:
                                                                May 31,
                                                       -------------------------
                                                          1997           1996
                                                       -----------   -----------
  Machinery and equipment                              $ 3,333,000   $ 2,952,000
  Furniture and fixtures                                   856,000       809,000
  Software                                                 899,000       765,000
  Leasehold improvements                                   285,000       145,000
                                                       -----------   -----------
                                                         5,373,000     4,671,000
  Less - accumulated depreciation and amortization       1,650,000       524,000
                                                       -----------   -----------
                                                       $ 3,723,000   $ 4,147,000
                                                       ===========   ===========

During fiscal 1997, the Company sold property and equipment with a net book value of $860,000 and was paid $689,000. The sale of property and equipment pursuant to the Colorado Access termination agreement accounts for $645,000 of the total proceeds.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - ACCRUED EXPENSES:
-------------------------

Accrued expenses consist of the following:
                                                                May 31,
                                                       -------------------------
                                                          1997           1996
                                                       -----------   -----------
  Due to AHCCCSA                                       $         -   $ 1,665,000
  Accrued professional services                            365,000       525,000
  Accrued compensation and related expenses              1,183,000       580,000
  Deferred revenue                                         243,000       263,000
  Other accrued expenses                                   877,000       576,000
                                                       -----------   -----------
                                                       $ 2,668,000   $ 3,609,000
                                                       ===========   ===========

NOTE 7- LONG-TERM DEBT:
----------------------

Third party long-term debt consists of the following:
                                                                May 31,
                                                      --------------------------
                                                          1997           1996
                                                      ------------   -----------
  Note payable to a bank, interest ranging from
   8.25% to 10.25%, due on demand, secured by
   municipal bonds                                    $          -   $ 1,200,000

  Note payable to a bank, interest at 8.875%,
   interest and principal of $17,000 due monthly
   until maturity on September 30, 1998, secured
   by equipment and stockholder guarantees                 267,000       467,000

  Note payable to a bank,  interest at prime plus
   .25% (prime was 8.5% as of May 31, 1997),
   interest due monthly, principal due on
   September 30, 1996, secured by stockholder
   guarantees                                                    -       250,000
                                                       -----------   -----------
                                                           267,000     1,917,000
  Less: current portion                                    200,000     1,650,000
                                                       -----------   -----------
                                                       $    67,000   $   267,000
                                                       ===========   ===========

Due to Medicus Systems Corporation and related party long-term debt consist of the following:

                                                                May 31,
                                                       -------------------------
                                                          1997          1996
                                                       -----------   -----------

  Current portion
   Due to Medicus                                      $         -   $   647,000
                                                       -----------   -----------
  Non-current portion
   Due to Blue Cross and Blue Shield of Texas, Inc.
     (net of $85,000 discount)                           3,078,000             -
   Due to stockholders                                     565,000       249,000
                                                       -----------   -----------
     Total non-current payables                          3,643,000       249,000
                                                       -----------   -----------
                                                       $ 3,643,000   $   896,000
                                                       ===========   ===========

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On October 2, 1996, the Company signed an agreement with Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for an additional two one-year periods if certain conditions are met. The loan is initially secured by all of the assets for the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements. On May 31, 1997, $3,163,000 was due to BCBSTX pursuant to the notes consisting of $3,000,000 principal and $163,000 of accrued interest.

      In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Chairman of the Board of the Company, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly. During fiscal 1997, neither BCBSTX nor the Brown GST Trust exercised their option to convert the loan into Company common stock.

The Company determined that the warrants issued in conjunction with the loans to BCBSTX and the Brown GST Trust had a combined value of $121,000. The value assigned to the warrants was recorded as a discount on the loans and is being amortized over the life of the loans.

In October 1995, MCSAZ borrowed $155,000 from a trust established by Dr. Lingenfelter, $51,000 from a trust established by Dr. Kaldenbaugh, and $43,000 from a trust established by Geralde Curtis, who was then a director and officer of MCSAZ . The notes due December 21, 2000, provide for interest income to accrue at 8% per annum. MCSAZ then loaned from these funds $118,000 each to Dr. Kaldenbaugh and Ms. Curtis pursuant to promissory notes due December 31, 2000 also providing for interest to accrue at 8% per annum. On May 31, 1997, $170,000, $56,000 and $48,000 were outstanding on notes payable to Dr. Lingenfelter, Dr. Kaldenbaugh and Ms. Curtis, respectively.

Effective on the distribution date, Medicus entered into an administrative services agreement, pursuant to which Medicus agreed to provide certain administrative services for one year from the effective date of the agreement. This agreement required MCS to pay Medicus a fee of $700,000. The Company accrued for the remaining amounts due under the administrative services agreement as of May 31, 1996 as management believed the Company would not receive any future benefit from the agreement. The Company paid the agreement in full during fiscal 1997.

The Company had risk pool agreements with two shareholders during fiscal year 1997 and 1996. The Company made payments to the shareholders totaling $221,000 and $257,000 during the fiscal year 1997 and 1996, respectively. As of May 31, 1997 and 1996, $301,000 and $117,000, remained unpaid.

Scheduled principal payments on related and third party long-term debt are as follows:

          1998                                      $   200,000
          1999                                        3,436,000
          2000                                          274,000
                                                    -----------
                                                    $ 3,910,000
                                                    ===========

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

The Company has various lease agreements for real and personal property. These obligations extend through 2002 and in some cases contain renewal options. As of May 31, 1997, future minimum lease payments for noncancellable operating leases in excess of one year are as follows:

          1998                                      $ 1,516,000
          1999                                        1,549,000
          2000                                        1,396,000
          2001                                        1,205,000
          2002                                          455,000
                                                    -----------
                                                    $ 6,121,000
                                                    ===========

Rental expense on all operating leases totaled $1,518,000, $400,000, and $194,000, during fiscal years 1997, 1996 and 1995, respectively.

MCS has committed to provide CCM a line of credit up to $500,000 at prime to assist CCM in maintaining minimum financial requirements. As of May 31, 1997, $315,000 is outstanding under the line of credit.

The Company's negative cash flows from operations in fiscal 1997 resulted primarily from losses on continuing operations during the six months ended November 30, 1996, increases in prepaid expenses and increases in accounts receivable. The Company's results from continuing operations improved during the six months ended May 31, 1997, generating a net income of $496,000. This operating profit contributed to the Company's positive working capital which was $2,811,000 at May 31, 1997. Based on its current projections, which include substantial capital expenditures in connection with its Rio Grande HMO and Lovelace Health Systems contracts, the Company believes that its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1998. MCS is, however, actively negotiating with two corporations engaged in related health care businesses who have expressed a desire to invest in MCS common stock and/or enter into credit agreements with MCS. While the Company believes one or both of these transactions will be completed during the quarter ending November 30, 1997, there can be no assurance that either will be successful. If neither of these transactions is completed, the Company will be required to seek alternative financing or, alternatively, substantially renegotiate its existing commitments while continuing its efforts to increase revenues and minimize operating costs.

NOTE 9 - EMPLOYEE AND DIRECTOR BENEFIT PLANS:
--------------------------------------------

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

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In conjunction with the Distribution the options outstanding under these existing option plans as they related to directors and to employees who became employees of Medicus after the Distribution were assumed by Medicus. All options outstanding under these existing option plans as they related to employees who became employees of the Company after the Distribution remained outstanding. The number of shares of common stock subject to options and the related exercise prices were adjusted as provided by the Distribution agreement. The adjustments were calculated so as to preserve the economic value of such options. The adjustments considered the fair market value of the Company's common stock at the date of the Distribution and Mergers, which was $3.25.

The Company has also adopted 1995 and 1996 Stock Option Plans, which provide for the issuance of up to an aggregate of 750,000 shares of common stock to key employees and directors of the Company. This authorization includes shares which became subject to options upon consummation of the Mergers as described above.

The Company also adopted a 1995 Director's Stock Option Plan and 1996 Non-Employee Director Stock Option Plan, which provide for the issuance of up to an aggregate of 110,000 and 120,000 shares of common stock, respectively, to directors of the Company. Options granted under all Company option plans have 10-year terms and become exercisable with respect to 25% of the shares 12 months after the date of grant and with respect to an additional 25% at the end of each 12-month period thereafter during the succeeding three years.

On July 18, 1996, the Stock Option Committee of the Board of Directors determined that stock options issued to certain employees had an exercise price higher than the market price of the Company's common stock. In light of the Committee's conclusion that such options were not providing the desired incentive, it replaced options with exercise prices of $7.38 per share with new stock options to purchase an identical number of shares of Company common stock at the then current market price of $3.25.

A summary of the Company's stock option activity, and related information for the years ended May 31 is as follows:

                                          1997                             1996               1995
                              -----------------------------   ----------------------------   -------

                                        Weighted-Average               Weighted-Average
                              Options    Exercise Price (1)   Options   Exercise Price (1)   Options
                              -------  --------------------   -------  -------------------   -------

Outstanding-beginning
of year                        935,000        $ 4.03          123,000        $    -          105,000
  Granted                      270,000        $ 3.35          812,000        $ 4.03           18,000
  Exercised                          -        $    -                -        $    -                -
  Forfeited                   (458,000)       $ 5.04                -        $    -                -
                              --------                        -------                        -------

Outstanding-end of year        747,000        $ 3.26          935,000        $ 4.03          123,000
                              ========                        =======                        =======

Exercisable at end of year     164,000        $ 3.21           19,000        $    -           14,000

(1) The effects of stock options granted prior to fiscal 1996 are not reflected in the weighted average calculations.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of all company options outstanding and options exercisable are as follows at May 31, 1997:

                   Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------------   ---------------------

                                                                                              Weighted
                                   Weighted Average           Weighted                        Average
   Range of           Number          Remaining                Average           Number       Exercise
Exercise Prices    Outstanding    Contractual Life (1)    Exercise Price (1)    Exercisable   Price (1)
---------------    -----------    --------------------    ------------------    -----------   ---------

$0.21 -   $0.21       13,000                 -                  $    -            13,000      $     -

$2.92 -   $3.50      734,000              8.90                  $ 3.26           151,000      $  3.21

(1) The effects of stock options granted prior to fiscal 1996 are not reflected in the weighted average calculations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", ("SFAS No. 123") but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS No. 123 for purposes of determining compensation expense related to stock options granted during the years ended May 31, 1997 and 1996, net income and earnings per common share would have been changed to the pro forma amounts shown below:

                                                        Years Ended May 31,
                                                   -----------------------------
                                                       1997            1996
                                                   -------------   -------------
Net income
  As reported                                      $   (911,000)   $ (2,468,000)
  Pro forma                                        $ (1,110,000)   $ (2,537,000)

Net income per common share
  As reported                                      $       (.21)   $       (.91)
  Pro forma                                        $       (.25)   $       (.94)

The fair value of each option granted during 1997 and 1996 was estimated on the date of grant using an option-pricing model (Black-Scholes) with the following weighted average assumptions: (i) no dividend yield, (ii) an expected volatility of 69%, (iii) a risk-free interest rate of 6.35% and 5.77% for fiscal 1997 and 1996, respectively, and (iv) an expected option life of five years. Based upon the above assumptions, the weighted average fair value at grant date of options granted during fiscal 1997 and 1996 was $2.11 and $2.52, respectively. The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN

Prior to the Distribution, the Company had an Employee Stock Purchase Plan providing for the sale of shares of common stock to eligible employees.
Employees could designate up to the lesser of $10,000 or 10% of their compensation for the purchase of stock. The purchase price was the lesser of 85% of the fair market value of the stock on either the date of grant of a one-year purchase option or the date the purchase option is exercised. In conjunction with the Distribution, Medicus adopted the existing plan and the obligations under the plan transferred to Medicus. On April 27, 1996 the Company adopted a new Employee Stock Purchase Plan. The plan was effective June 1, 1996 and provides for the sale of 300,000 shares of common stock to eligible employees over a three-year period with essentially the same terms as the previous plan. During the years ended May 31, 1997, 1996 and 1995, 25,000, 6,000 and 5,000 shares of common stock were issued under the plan for an aggregate purchase price of $66,000, $178,000 and $170,000, respectively.

RETIREMENT SAVINGS PLAN

The Company has a contributory retirement savings plan (401(k) Plan) which covers eligible employees who qualify as to age and length of service. Participants may contribute up to 15% of their eligible wages, subject to maximum contribution limitations imposed by the IRS. In conjunction with the Distribution, Medicus adopted the existing plan and the Company adopted a separate 401(k) Plan effective March 1, 1996 which was substantially identical to the existing plan. All obligations under the plan which pertained to Medicus employees were assumed by Medicus and all obligations which pertained to employees of the managed care business were transferred to the Company. The expense of the plan, consisting of discretionary Company contributions, was $113,000, $30,000 and $28,000 for the years ended May 31, 1997, 1996 and 1995, respectively.

NOTE 10 - INCOME TAXES:
----------------------

The provision (benefit) for income taxes consists of the following:

                                                   Year ended May 31,
                                     ------------------------------------------
                                         1997           1996           1995
                                     -----------    -----------    ------------
  Current:
   Federal                           $   (88,000)   $         -    $    221,000
   State                                 200,000              -          45,000
                                     -----------    -----------    ------------
                                         112,000              -         266,000
                                     -----------    -----------    ------------
  Deferred:
   Federal                              (702,000)      (207,000)         (5,000)
   State                                 176,000        (39,000)         (1,000)
                                     -----------    -----------    ------------
                                        (526,000)      (246,000)         (6,000)
                                     -----------    -----------    ------------
                                     $  (414,000)   $  (246,000)   $    260,000
                                     ===========    ===========    ============

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A reconciliation of income tax provision (benefit) based on the federal statutory rate and the Company's actual income tax provision is as follows:

                                                     Year ended May 31,
                                          -------------------------------------
                                             1997         1996          1995
                                          ----------   -----------   ----------

  Income tax at the federal statutory
   rate of 34%                            $ (451,000)  $  (836,000)  $  245,000
  State taxes, net of federal benefit        248,000       (90,000)      29,000
  Nondeductible goodwill amortization        116,000        39,000            -
  Other permanent items                       26,000        33,000            -
  Nontaxable interest income                 (33,000)       (8,000)           -
  Valuation allowance                       (397,000)      626,000            -
  Other, net                                  77,000       (10,000)     (14,000)
                                          ----------   -----------   ----------
                                          $ (414,000)  $  (246,000)  $  260,000
                                          ==========   ===========   ==========

Deferred income tax assets and liabilities were comprised of the following:

                                                                May 31,
                                                       ------------------------
                                                          1997          1996
                                                       -----------   ----------
  Gross deferred tax assets:
   Accrued medical claims                              $   896,000   $  871,000
   Allowance for bad debt                                  504,000      250,000
   Accrued service agreement                                     -      210,000
   Compensation not yet deductible
     for tax purposes                                      242,000      137,000
   Deferred revenue recognizable for tax purposes                -       73,000
   Other                                                    88,000       79,000
                                                       -----------   ----------
     Total gross deferred tax assets                     1,730,000    1,620,000
     Deferred tax assets valuation allowance              (748,000)  (1,145,000)
                                                       -----------   ----------
     Net deferred tax assets                               982,000      475,000
                                                       -----------   ----------

  Gross deferred tax liabilities:
   Depreciation                                            214,000      217,000
   Other                                                         -       16,000
                                                       -----------   ----------
     Total gross deferred tax liabilities                  214,000      233,000
                                                       -----------   ----------
     Net deferred tax assets                           $   768,000   $  242,000
                                                       ===========   ==========

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. The ultimate realization of the Company's deferred tax assets is dependent upon generation of future taxable income.

The Company has established a valuation allowance for a portion of its deferred tax assets it has determined are more likely than not to be realized and will consider reducing or eliminating the valuation allowance once profitable operations have been sustained.

At May 31, 1997, the Company had an income tax asset of $927,000 included in prepaid and other current assets. The amount represents an estimate of the refund to be received from the Internal Revenue Service following the filing of a carryback claim in conjunction with the Company's tax filing for fiscal 1997.

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - STOCKHOLDERS' EQUITY:
------------------------------

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

The holders of the Voting Preferred Stock are entitled to 15,000 votes per share through May 31, 1998, after which they will be entitled to 220 votes per share. The Voting Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. The Company may redeem the Voting Preferred Stock at any time after May 31, 1998 at par value plus any accrued dividends. Holders of the Voting Preferred Stock are entitled to receive quarterly dividends at an annual rate equal to two percentage points below the prime rate in effect as of the prior May 31 (6.5% as of May 31, 1997).

The Company has reserved an aggregate of 879,220 and 87,922 shares of common stock of the corporation for issuance upon conversion of the notes and exercise of the warrants held by BCBSTX and the Brown GST Trust, respectively.

The authorized capital stock of the Company also includes 1,000,000 shares of Preferred Stock, $.01 par value. No shares of Preferred Stock are currently outstanding. The Board of Directors has the authority to determine the rights and preferences of this preferred stock upon its issuance.

NOTE 12 - RELATED PARTY TRANSACTIONS:
------------------------------------

The Company has a service agreement with AlohaCare, a Hawaii not-for-profit corporation whereby the Company provides all managed care services on behalf of AlohaCare. AlohaCare has certain management in common with the Company. The Company generated management fees from AlohaCare of $4,368,000 and $1,071,000 in fiscal year 1997 and 1996, respectively.

For the fiscal year ended May 31, 1997, 1996 and 1995, the Company incurred legal fees for general legal services of $164,000, $670,000 and $273,000, respectively, to the law firm of Bell, Boyd and Lloyd, of which William G. Brown, Secretary and Director of the Company, is a partner.

During fiscal 1996, Medicus provided the Company with cash infusions for operating purposes of $250,000.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------

                                                   Year ended May 31,
                                         ---------------------------------------
                                            1997          1996          1995
                                         -----------   -----------   -----------
Cash paid during the year for:
   Income taxes                          $ 1,266,000   $         -   $   239,000
   Interest                              $   102,000   $    37,000   $         -

The Company merged with the MCS Companies on March 1, 1996. In conjunction with the Merger, assets were acquired and liabilities were assumed as follows:

   Fair value of assets acquired         $15,468,000
   Net liabilities assumed               $11,313,000

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - COMPLIANCE WITH REGULATIONS:
-------------------------------------

As of May 31, 1997, AHC was not in compliance with certain AHCCCSA regulations. In accordance with AHCCCSA requirements, the Company has notified AHCCCSA of their non-compliance and plans to remedy their non-compliance. In June 1997, the Company made a cash infusion to AHC of $1,700,000 as additional paid in capital. This additional equity contribution brought AHC into compliance with respect to the AHCCCSA equity requirement. This equity contribution was one of several factors that allowed AHC to receive a three-year AHCCCSA contract with two one-year extensions beginning October 1, 1997. The Plan provided AHCCCSA with a corrective action plan that the Plan is implementing to meet all AHCCCSA regulations. Specifically, the corrective action plan includes changes to the risk pool agreements, further monitoring of health care benefits, limiting the Plan's service area, and other operational changes. AHCCCSA has approved the Plan's corrective action plan. These changes will give the Plan the ability to meet all of the AHCCCSA regulations that have been in question in prior years and provide services to its members in future years.

NOTE 15 - PRO FORMA INFORMATION (UNAUDITED):
-------------------------------------------

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

                                                                   Year ended
                                                                  May 31, 1996
                                                                  -------------

Revenues                                                          $  67,342,000
Net loss from continuing operations                               $  (2,810,000)
Net loss per weighted average common
  and common equivalent share outstanding                         $       (1.04)

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
-----------------------------------------------------

In the opinion of management, all adjustments necessary for a fair presentation of the financial results for interim periods have been included in the unaudited financial information. These adjustments are only of a normal and recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for the full year.

                                                               Three Months Ended
                                           ---------------------------------------------------------
                                             May 31,      February 28,   November 30,    August 31,
                                              1997           1997            1996           1996
                                           ------------   ------------   ------------   ------------

Revenues                                   $ 14,097,000   $ 14,592,000   $ 17,566,000   $ 17,535,000
Total costs and expenses                     14,091,000     14,619,000     18,052,000     18,610,000
Operating income (loss)                           6,000        (27,000)      (486,000)    (1,075,000)
Income (loss) from continuing operations        377,000        119,000       (415,000)      (992,000)
Net income (loss)                               377,000        119,000       (415,000)      (992,000)
Net income (loss) per share:
  Continuing operations                    $       0.09   $       0.03   $      (0.09)  $      (0.23)
                                           ------------   ------------   ------------   ------------
                                           $       0.09   $      (0.03)  $      (0.09)  $      (0.23)
                                           ============   ============   ============   ============

                                       43

                          MANAGED CARE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                               Three Months Ended
                                           ---------------------------------------------------------
                                             May 31,      February 28,   November 31,    August 31,
                                              1996           1996            1995           1995
                                           ------------   ------------   ------------   ------------

Revenues                                   $ 16,845,000   $  2,494,000   $  1,997,000   $  1,856,000
Total costs and expenses                     19,370,000      3,112,000      1,769,000      1,740,000
Operating income (loss)                      (2,525,000)      (618,000)       228,000        116,000
Income (loss) from continuing operations     (2,166,000)      (345,000)       144,000        153,000
Discontinued operations                               -       (782,000)       188,000        340,000
Net income (loss)                            (2,166,000)    (1,127,000)       332,000        493,000
Net income (loss) per share:
Continuing operations                      $      (0.50)  $      (0.16)  $       0.07   $       0.07
Discontinued operations                               -          (0.36)          0.08           0.16
                                           ------------   ------------   ------------   ------------
                                           $      (0.50)  $      (0.52)  $       0.15   $       0.23
                                           ============   ============   ============   ============

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

                                  MANAGED CARE SOLUTIONS, INC.

                   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
------------------------------------------------------------------------------------------------


                                          BALANCE SHEET
                                          -------------

                                                                              May 31,
                                                                    ----------------------------
                                                                        1997           1996
                                                                    -------------- -------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                         $  1,860,000  $     711,000
  Accounts and notes receivable and unbilled services, net             2,334,000      2,578,000
  Due from subsidiaries                                                1,537,000              -
  Prepaid expenses and other current assets                            1,100,000        413,000
  Deferred income taxes, net                                             309,000        459,000
                                                                    ------------   ------------
       Total current assets                                            7,140,000      4,161,000

Related party notes receivable                                            86,000      2,000,000
Goodwill, net                                                          3,191,000      3,534,000
Property and equipment                                                 1,676,000      1,580,000
Investment in subsidiaries                                             4,755,000      3,188,000
Other assets                                                             145,000         66,000
                                                                    ------------   ------------
                                                                    $ 16,993,000   $ 14,529,000
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                  $    261,000   $    259,000
  Accrued expenses                                                     1,690,000      1,035,000
  Loss contract reserve                                                        -         70,000
  Due to Medicus Systems Corporation                                           -        647,000
  Due to subsidiaries                                                          -        107,000
                                                                    ------------   ------------
     Total current liabilities                                         1,951,000      2,118,000

Long-term debt                                                         3,369,000              -
Deferred income taxes, net                                               203,000        217,000
                                                                    ------------   ------------
     Total liabilities                                                 5,523,000      2,335,000
                                                                    ------------   ------------

Commitments                                                                    -              -

Stockholders' equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - 6.85 shares                        7,000          7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,390,000 shares and 4,365,000 shares         44,000         44,000
  Capital in excess of par value                                      14,497,000     14,310,000
  Income (loss) in earnings of subsidiaries                              590,000       (967,000)
  Accumulated deficit                                                 (3,668,000)    (1,200,000)
                                                                    ------------   ------------
     Total stockholders' equity                                       11,470,000     12,194,000
                                                                    ------------   ------------
                                                                    $ 16,993,000   $ 14,529,000
                                                                    ============   ============

                          MANAGED CARE SOLUTIONS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                                FOR THE YEARS ENDED MAY 31,
                                        -------------------------------------------
                                            1997            1996           1995
                                        -------------   ------------   ------------

Revenues                                $  12,197,000   $  9,272,000   $  6,190,000
                                        -------------   ------------   ------------

Direct cost of operations                   7,640,000      8,858,000      4,435,000
Marketing, sales and administrative         7,987,000      2,078,000      1,034,000
                                        -------------   ------------   ------------

  Total costs and expenses                 15,627,000     10,936,000      5,469,000
                                        -------------   ------------   ------------

Operating income (loss)                    (3,430,000)    (1,664,000)       721,000
                                        -------------   ------------   ------------

Interest income                                83,000        171,000              -
Interest expense                             (248,000)             -              -
                                        -------------   ------------   ------------

  Net interest income (expense)              (165,000)       171,000              -
                                        -------------   ------------   ------------

Income (loss) from continuing
  operations before income taxes           (3,595,000)    (1,493,000)       721,000

Provision (benefit) for income taxes       (1,127,000)      (504,000)       260,000
                                        -------------   ------------   ------------
Net income (loss) from continuing
  operations before earnings of
  subsidiaries                             (2,468,000)      (989,000)       461,000

Income (loss) in subsidiaries               1,557,000     (1,225,000)             -
                                        -------------   ------------   ------------

Income (loss) from continuing operations     (911,000)    (2,214,000)       461,000

Discontinued operations, net of taxes               -       (254,000)     3,025,000
                                        -------------   ------------   ------------

Net income (loss)                       $   (911,000)   $ (2,468,000)  $  3,486,000
                                        ============    ============   ============

                                 MANAGED CARE SOLUTIONS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
-------------------------------------------------------------------------------------------------

                                    STATEMENT OF CASH FLOWS
                                    -----------------------


                                                               FOR THE YEARS ENDED MAY 31,
                                                          ---------------------------------------
                                                              1997           1996        1995
                                                          -----------   -----------   -----------
Cash flows from operating activities:
  Income (loss) from continuing operations                $  (911,000)  $(2,214,000)  $   461,000
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Bad debt expense                                         311,000        30,000             -
     Depreciation and amortization                            833,000       288,000        59,000
     Loss on sale of property and equipment                   115,000             -             -
     Deferred income taxes                                    136,000      (246,000)       (6,000)
     (Income) loss in subsidiaries                         (1,557,000)      967,000             -
     Changes in assets and liabilities:
       Accounts receivable and unbilled services              151,000    (1,488,000)      (62,000)
       Due to (from) subsidiaries                          (1,644,000)      107,000             -
       Prepaid expenses and other current assets             (687,000)     (254,000)      (74,000)
       Accounts payable                                         2,000       175,000        (9,000)
       Accrued expenses                                       655,000       968,000       (86,000)
       Loss contract reserve                                  (70,000)       70,000             -
       Other assets and liabilities                           (79,000)      (64,000)      (52,000)
                                                          -----------   -----------   -----------
Net cash provided by (used in) operating activities        (2,745,000)   (1,661,000)      231,000
                                                          -----------   -----------   -----------

Cash flows from investing activities:
  Acquisition of MCS Companies                                      -      (346,000)            -
  Investment in CHUSA                                         (10,000)            -             -
  Purchase of property and equipment                       (1,346,000)   (1,661,000)     (113,000)
  Proceeds from sale of property and equipment                645,000             -             -
  Purchase of investments                                           -      (750,000)   (4,000,000)
  Maturity/sale of investments                                      -     4,750,000             -
  Related party notes receivable                            1,696,000    (2,000,000)            -
                                                          -----------   -----------   -----------
Net cash provided by (used in) investing activities           985,000        (7,000)   (4,113,000)
                                                          -----------   -----------   -----------

Cash flows from financing activities:
  Cash infusion from related parties                                -       250,000     5,000,000
  Due to Medicus Systems Corporation                         (647,000)      647,000             -
  Issuance of long-term debt                                3,369,000             -             -
  Issuance of voting preferred stock                                -         7,000             -
  Sale of common stock                                         66,000             -       267,000
  Issuance of common stock warrants                           121,000             -             -
  Purchase of treasury stock                                        -      (532,000)   (1,571,000)
  Reissuance of treasury stock                                      -       762,000     1,028,000
  Dividends paid                                                    -      (576,000)     (768,000)
                                                          -----------   -----------   -----------
Net cash provided by financing activities                   2,909,000       558,000     3,956,000
                                                          -----------   -----------   -----------
Net increase in cash and cash equivalents                   1,149,000    (1,110,000)       74,000
Cash and cash equivalents, beginning of period                711,000     1,475,000       358,000
Cash allocated from discontinued operations, net                    -       346,000     1,043,000
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of period                  $ 1,860,000   $   711,000   $ 1,475,000
                                                          ===========   ===========   ===========

                          MANAGED CARE SOLUTIONS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTE TO THE CONDENSED FINANCIAL INFORMATION
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The condensed financial statements of the registrant ("MCS") should be read in conjunction with the consolidated financial statements, which are included elsewhere herein. The software and related lines of business, which were separated as of March 1, 1996, are reported as discontinued operations for all years presented. The statements do not reflect the financial position and results of operations of MCS as if it had been a stand-alone operation during the periods shown. The acquisition of the MCS Companies on March 1, 1996 has been recorded under the equity method for those condensed financial statements. Certain amounts reported for the year ended May 31, 1996 have been reclassified to conform to the 1997 presentation.

                                      MANAGED CARE SOLUTIONS, INC.

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------

                                  Balance at    Charged to    Charged to
                                  Beginning     Costs and       Other                      Balance at End
Description                       of Period     Expense       Accounts        Deductions     of Period
-----------                       ---------     -------       --------        ----------   --------------

YEAR ENDED MAY 31, 1995

Allowance for doubtful accounts   $        -    $        -    $      -        $        -     $        -
Tax Valuation Allowance                    -             -           -                 -              -

YEAR ENDED MAY 31, 1996

Allowance for doubtful accounts   $        -    $   24,000    $600,000 (1)    $        -     $  624,000
Tax Valuation Allowance                    -       626,000     519,000 (2)             -      1,145,000

YEAR ENDED MAY 31, 1997

Allowance for doubtful accounts   $  624,000    $1,201,000    $      -        $ (361,000)    $1,464,000
Tax Valuation Allowance            1,145,000             -           -          (397,000)       748,000


(1) Amount represents the allowance for doubtful accounts recorded upon acquisition of the MCS Companies.
(2) Amount represents the tax valuation allowance recorded upon acquisition of the MCS Companies.

                                       49

                           SCHEDULE AND EXHIBIT INDEX

                                  DESCRIPTION

SCHEDULES

I         Condensed Financial Information of Registrant

II        Valuation and Qualifying Accounts

EXHIBIT NO.

10.4      (d)  Fifth  Amendment  to contract between  registrant  and  State  of
               Indiana

10.6 Administrative Services Agreement between registrant and Rio Grande HMO, Inc. (a subsidiary of Blue Cross Blue Shield of Texas, Inc.)

10.7 Administrative Services Agreement between registrant and Lovelace Community Health Systems, Inc.

10.12(b)  Second Amendment to contract between registrant and AlohaCare

10.13 Contract between registrant and State of California Managed Risk Medical Insurance Board

11        Computation of Per Share Earnings

21        Subsidiaries of the Registrant

23        Consent of Independent Accountants

27        Financial Data Schedule

                                                                 EXHIBIT 10.4(d)
                   FIFTH AMENDMENT TO CONTRACT FOR SERVICES
                   ----------------------------------------
                BETWEEN OFFICE OF MEDICAID POLICY AND PLANNING
                ----------------------------------------------
                                       AND
                                       ---
                          MANAGED CARE SOLUTIONS, INC.
                          ----------------------------

      This FIFTH AMENDMENT to the above - referenced contract is made and entered into by and between the State of Indiana, through the Office of Medicaid Policy and Planning [hereinafter called "Office"], of the Indiana Family and Social Services Administration, 402 West Washington Street, Room W382, Indianapolis, Indiana 46204, and Managed Care Solutions, Inc. [hereinafter called "Contractor"], 7600 N. 16th Street, Suite 150, Phoenix, Arizona 85020.

      WHEREAS, the State of Indiana and Medicus Systems Corporation have previously entered into a contract for a term beginning January 3, 1994, and ending January 2, 1996 [hereinafter "the original contract"] for services in conjunction with the administration of the Indiana Primary Care Case Management Program;

      WHEREAS, the State of Indiana and Medicus Systems Corporation entered into a first amendment for a contract term beginning December 1, 1994 and ending January 2, 1996 to further extend the duties to be performed by the Contractor to include providing additional staff and services;

      WHEREAS, the State of Indiana and Medicus Systems Corporation entered into a second amendment for a contract term beginning January 3, 1996 through April 30, 1996 to extend the duties to be performed by the Contractor to include a contract extension of four additional months, to raise the consideration to reflect this contract term extension, and to add new language required by the Health Care Financing Administration and a new compliance with civil rights clause required by the Indiana Department of Administration;

      WHEREAS, the managed care division of Medicus Systems Corporation has ceased to exist due to the managed care division's tax-free spin-off from software division of Medicus Systems Corporation and the managed care division's simultaneous merger with three managed care companies to form the newly-created Managed Care solutions, Inc. that has assumed all of the duties and liabilities of Medicus Systems Corporation under this contract, as of March 1, 1996, the date of said dissolution and organization;

      WHEREAS, the parties entered into a third amendment for a contract term beginning May 1, 1996 and ending January 2, 1997 to further extend the duties to be performed by the Contractor to include duties associated with the implementation of the third year of the Hoosier Healthwise program, including the extension of duties in the areas of quality improvement, provider services, hotline/customer services, benefit advocates and information systems;

      WHEREAS, the parties entered into a fourth amendment for a contract term beginning May 1, 1996 and ending January 2, 1997 to further extend the duties to be performed by the Contractor to include additional activities in the areas of enrollment processing; recipient disenrollment processing; telephonic education and enrollment; primary medical provider (PMP) list development, printing and distribution statewide; and to include activities for persons with disabilities;

      WHEREAS, the parties desire to extend the contract for one additional year and to extend the duties to be performed by the Contractor to include the development and distribution of a recipient brochure for the recently implemented Managed Care for Persons with Disabilities Program and to provide for an additional full time equivalent (FTE) to serve as Quality Improvement specialist to perform the duties under the contract;

      NOW THEREFORE, the parties enter into this FIFTH AMENDMENT for the consideration set out below, all of which is deemed to be good and sufficient consideration in order to make this FIFTH AMENDMENT binding legal instrument.

1. The parties hereby ratify and incorporate herein each term and condition set out in the original contract, first amendment, second amendment, third amendment, and fourth amendment, as well as all written matters incorporated therein except as specifically provided for by this FIFTH AMENDMENT.

2.   The term of the amendment is January 3, 1997 through December 31, 1997.

3. The parties agree that Paragraph 2 of the original contract is amended to include the provision for the additional services and staff from the original contract as described in the Contractor's "Indiana Hoosier Healthwise 1997 Project Proposal", incorporated herein by reference as Exhibit A;

4. The parties agree that, in consideration of the services to be performed by the Contractor as delineated in Paragraph 3 and Exhibit A of this FIFTH AMENDMENT, the Contractor will be paid an amount not to exceed five million, seven hundred fifty-eight thousand, one hundred forty-two dollars ($5,758,142.00) as delineated in Exhibit A.

5. Theparties agree that Paragraph 3 of the original contract is amended to increase the total remuneration under the contract and the First, Second, Third, Fourth, and this FIFTH AMENDMENT to an amount not to exceed thirteen million, eight hundred eighty-nine thousand, forty-five dollars ($13,889,045.00).

6. The Office will provide the above-specified funding on a reimbursement basis, with the Contractor submitting claims directly to the attention of Judith E. Becherer, Director of Program Operations - Long Term Care within the Office. All bills must be received by the tenth (10th) day of the month following the month, which is being billed to insure payment at the end of that month.

7.   Conflict of Interest

     a) As used in this section:

        "Immediate family" means the spouse and the unemancipated children of an individual.

        "Interested party" means:

        1) The individual executing this Contract;

        2) An individual who has an interest of three percent (3%) or more of Contractor if Contractor is not an individual; or

        3) Any member of the immediate family of an individual specified under subdivision 1) or 2).

        "Department" means the Indiana Department of Administration.

        "Commission" means the State Ethics Commission.

     b) The Department may cancel this Contract without recourse by the Contractor if any interested party is an employee of the State of Indiana.

     c) The Department will not exercise its right of cancellation under section 2 above if the Contractor gives the department an opinion by the Commission indicating that the existence of this Contract and the employment by the State of Indiana of the interested party does not violate any statute or code relating to ethical conduct of state employees. The Department may take action, including cancellation of this Contract consistent with an opinion of the Commission obtained under this section.

     d) The Contractor has an affirmative obligation under this Contract to disclose to the Department when an interested party is or becomes and employee of the State of Indiana. The obligation under this section extends only to those facts, which the Contractor knows or reasonably could know.

8. Theparties agree that this FIFTH AMENDMENT to the parties' original contract has been duly prepared and executed pursuant to Paragraph 8 of the original contract.

9. (a) The Contractor hereby covenants and agrees to make a good faith effort to provide and maintain during the term of this Contract a drug-free workplace, and that it will give written notice to the contracting state agency and the Indiana Department of Administration within ten (10) days after receiving actual notice that an employee of the Contractor has been convicted of a criminal drug violation occurring in the Contractor's workplace.

     (b) In addition to the provisions of subparagraph (a) above, if the total contract amount set forth in the Contract is in excess of $25,000, the Contractor hereby further agrees that this Contract is expressly subject to the terms, conditions and representations contained in the Drug-Free Workplace certification executed by the contractor in conjunction with the Contract and which is appended as an Attachment hereto.

     (c) It is further expressly agreed that the failure of the Contractor to in good faith comply with the terms of subparagraph (a) above, or falsifying or otherwise violating the terms of the certification reference in subparagraph (b) above shall constitute a material breach of the Contract, and shall entitle the State of Indiana to impose sanctions against the Contractor including, but not limited to, suspension of contract payment, termination of this Contract and /or debarment of the Contractor from doing further business with the State of Indiana for up to three years.

 10. The Contractor, by the signature of its duly authorized representative to the attached Non-Collusion Statement, affirms that there has been no collusion between the Contractor and any State of Indiana employee, officer, or agent in the awarding of this contract and that the Contractor has, prior to the execution of said Statement, caused an inquiry to be made of all interested employees, agents, or representatives of the Contractor.

WHEREOF, the parties have executed this Contract.

For the Contractor:                       For the State of Indiana:

/s/ Rick Jelinek                          /s/ Kathleen D. Gifford
------------------------------            ------------------------------
Rick Jelinek                              Kathleen D. Gifford
Senior Vice President                     Assistant Secretary
East Regional Director                    Office of Medicaid Policy
Managed Care Solutions, Inc.              Planning

Date March 17, 1997                       Date March 18, 1997
     -------------------------                 -------------------------

APPROVED:                                 APPROVED:

/s/ Peggy Boehm                           /s/ Betty L. Cockrum
------------------------------            ------------------------------
Peggy Boehm, Director                     Betty L. Cockrum
State Budget Agency                       Commissioner
                                          Department of Administration

Date April 1, 1997                        Date March 26, 1997
     -------------------------                 -------------------------

APPROVED AS TO FORM AND LEGALITY:

/s/ Jeffrey A. Modisett
------------------------------
Jeffrey A. Modisett
Attorney General of Indiana

Date April 9, 1997
     -------------------------

                                                                    EXHIBIT 10.6
                        ADMINISTRATIVE SERVICES AGREEMENT
                        ---------------------------------

      This Administrative Services Agreement is made and entered in to be effective as of the thirty-first day of March, 1997 by and between, Rio Grande HMO, Inc., a Texas corporation (hereinafter the "Plan"), and Managed Care Solutions, Inc., a Delaware corporation (hereinafter "MCS"),

                             W I T N E S S E T H :

      WHEREAS, the Plan is a qualified health plan under a managed care program administered by the Texas Department of Human Services (TDHS) of the State of Texas.

      WHEREAS, the Plan desires to engage MCS to provide administrative and management services in connection with the operation of the Plan Program (defined below) and MCS desires to deliver such services.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties agree as follows:

      1.0   DEFINITIONS

            1.1. The Plan Program. "The Plan Program" shall mean all administrative and medical care delivery components and systems available through the Plan as necessary for the Plan to provide or arrange for the provision of Covered Services to those Program eligible Members who receive coverage through the Plan.

            1.2 The Program. "The Program" shall mean the State of Texas STAR+PLUS Program for the provision of medical, dental, vision, behavioral, approved home and community based, and other health services to Medicaid recipients in a managed care delivery setting as described in the STAR+PLUS portion of the Request For Application by the Texas Department of Health, dated January 7, 1997.

            1.3 Covered Services. "Covered Services" shall mean health care services or products, including medical, dental, vision, behavioral, approved home and community based care, and other health services to which Members are entitled under the Program as described in the TDH Request for Application dated January 7, 1997. "Covered Services" shall also include all value-added services as described in the Plan response dated April 7, 1997 to the Texas Department of Health Request For Application.

            1.4 Implementation Date. "Implementation Date" shall mean the later of (1) October 1, 1997 or (2) the date the Plan Program becomes operational and the Plan is obligated to commence the provision of Covered Services to Members.

            1.5 Participating Provider. "Participating Provider" shall mean a duly licensed (if subject to licensure) physician, hospital, health professional, facility, and other health care provider that have entered into a contract with the Plan for the provision of Covered Services to Members.

            1.6 Pre-Operational Phase. "Pre-Operational Phase" shall mean the period beginning May 7, 1997 and ending on the Implementation Date.

            1.7  Request  for  Application   ("RFA").   "RFA"  or  "Request  For
      Application" shall mean TDHS's Request For Application for the Program dated January 7, 1997 and any amendments thereto.

            1.8 Recipients or Members. "Recipients" or "Members" shall mean those individuals who are eligible for coverage under the Program and who have enrolled in the Plan.

            1.9 TDH. "TDH" shall mean the Texas Department of Health, an agency, division or department of state government responsible for administration of its state Medicaid Program pursuant to Title XIX of the Social Security Act and applicable state law.

            1.10 TDHS. "TDHS" shall mean the Texas Department of Human Services, an agency, division or department of state government responsible for administration of its state Medicaid Program pursuant to Title XIX of the Social Security Act and applicable state law.

            1.11  TDI.  "TDI" shall mean the Texas Department of Insurance.

            1.12 Medical Expenditures. "Medical Expenditures" shall mean all expenses for Covered Services incurred in a specific contract year and paid during the specific contract year and up to 120 days after the end of the contract year.

            1.13 Medical Budget. "Medical Budget" shall mean an accounting process whereby a gross amount of funds is set aside by Plan to cover costs associated with medically necessary covered services for members of the Plan.

      2.0   MCS RESPONSIBILITIES; INSURANCE REQUIREMENTS

            2.1   Pre-Operational Phase.

                  2.1.1 Generally. On behalf of, and after consulting with the Plan, MCS shall respond in a timely manner to TDHS requests for additional information or clarification of the terms of the Application and shall provide assistance and support to the Plan in its negotiations with TDHS concerning the Program.

                  2.1.2 Specific Pre-Operational Duties.  Pre-operational duties are those activities that are performed by MCS on behalf of the Plan during the Pre-Operational Phase of this Agreement. Services performed during the Pre-Operational Phase in many instances will extend beyond the Implementation Date as necessary to conduct day to day operations of the Plan. In consideration of the reimbursement of all pre-operational costs in accordance with Section 3.1 of this Agreement, during the Pre-Operational Phase, MCS shall assist the Plan with the establishment of the following services.

                        2.1.2.1     Location   of   an   office   site  and   in
                  selection of office equipment;

                        2.1.2.2 Installation of computer hardware, software and related equipment;

                        2.1.2.3     Staff selection and training;

                        2.1.2.4     Development   of   marketing   programs   if
                  directed by the Plan;

                        2.1.2.5     Development of Plan policy and procedures;

                        2.1.2.6     Provider   network   development,  including
                  negotiating, credentialing, and contracting;

                        2.1.2.7 Education of participating providers and their staff regarding Plan programs;

                        2.1.2.8 Establishment of utilization and quality assurance programs;

                        2.1.2.9 In coordination with the Plan, act as a liaison with TDH and assist in the negotiation of contracts;

                        2.1.2.10    Preparation of member handbooks; and

                        2.1.2.11    Preparation of provider handbooks.

                        2.1.2.12    Obtain  necessary  State  of   Texas   Third
                  Party  Administrator  (TPA) and/or  Utilization  Review  Agent
                  (UR) licenses.

            2.2   Post-Implementation   Administrative   Services.   MCS   shall
      provide the following administrative and management services necessary to the Plan:

                  2.2.1 General  Management Duties. MCS shall be responsible for the day-to-day operational management of the Plan as it relates to the Program consistent with the provisions of this Agreement, the RFA, and any contract between TDHS and the Plan.

                  2.2.2. Contracting With Providers. MCS shall assist the Plan in recruiting, negotiating, and contracting on behalf of the Plan with providers of medical, dental, vision, behavioral and other health services to provide Covered Services to Members as required by the contract between TDHS and the Plan. Provider contracts shall be between the Plan and the Participating Providers.

            All contracts with Participating Providers shall be in a form and contain such provisions as are acceptable to the Plan, set forth the method and amount of reimbursement to Participating Providers, and specify that the Participating Providers shall be subject to all requirements contained in the RFA, any contract between TDHS and the Plan, and all applicable provisions of this Agreement.

                  2.2.3 Claims  Processing and Payment.  MCS shall pay claims to
            Participating Providers for all approved Covered Services rendered to Members in accordance with contracts entered into between Participating Providers and the Plan, the RFA, any contract between TDHS and the Plan, and this Agreement. MCS shall have the authority and discretion to interpret the requirements of the RFA, the contract between TDHS and the Plan, and the contracts between the Plan and providers with respect to payment of claims to Participating Providers. Claims payments shall be made by checks or drafts signed by MCS as the Plan's dispersing agent out of the account established in accordance with Section 2.2.4 hereof.

                  2.2.4 Bank Account; Accounting and Finance Duties. Two separate bank accounts shall be established. The first shall be a control depository account for premium deposits from TDHS. The second account will be a Zero Balance Account (ZBA) used solely for disbursements initiated by MCS for payment of Covered Services and MCS administrative services fees. MCS shall be responsible for performing all day to day financial and accounting functions of the Plan, including preparation of financial statements, accounts payable/receivable administration, and banking arrangements. MCS shall provide the Plan with monthly financial statements and support. It is understood that during the first six months of operations certain data may not be available to conduct comprehensive financial and operational analyses. MCS shall prepare for the Plan's review, signature and submission, any financial and regulatory reports required by TDHS or TDH in connection with the Program and/or the Texas Department of Insurance.

                  2.2.5 Plan Benefits  Litigation.  If a demand is asserted or a litigation/arbitration proceeding is commenced ("Plan Benefits Litigation") by a Member or health care provider to recover benefits against MCS, the Plan or both parties, the following shall apply:

                        2.2.5.1 If either MCS or the Plan  becomes  aware of the
                  asserted Plan Benefits Litigation, it shall promptly notify the other party. The Plan shall, with MCS' advice and input, determine whether to pay the disputed claims or proceed with Plan Benefit Litigation.

                        2.2.5.2 In the event the Plan determines to proceed with
                  Plan Benefits Litigation, the Plan shall retain counsel and direct the response to the Plan Benefits Litigation. The Plan shall be responsible for assuming the cost attributable to Plan Benefits Litigation. MCS shall fully cooperate with such Plan Litigation.

                  2.2.6 Coordination of Benefits; Third Party Liabilities; Reinsurance. MCS shall be responsible for the following activities in connection with coordination of benefits and third-party recoveries as required under the provisions of the RFA and under any contract between TDHS and the Plan. MCS shall be responsible for the following:

                        2.2.6.1 Recovering or coordinating medical expenses incurred by Members from all third-party liability resources on behalf of the Plan and depositing any amounts recovered in the Plan's designated bank account;

                        2.2.6.2     Establishing   and   maintaining   files  of
                  Members' third-party liability information;

                        2.2.6.3 Receiving third-party liability information from TDHS and updating the Members' files on a timely basis;

                        2.2.6.4     Informing    TDHS    and    the   Plan    of
                  third-party  liability  information  discovered   during   the
                  course of business operations;

                        2.2.6.5 Providing TDHS and the Plan with required reports relating to amounts recovered from third parties;

                        2.2.6.6 Recovering  reinsurance  revenues payable to the
                  Plan from TDHS and /or other reinsurers.

                  2.2.7 Case Management. MCS shall be responsible for performing case management services in accordance with the RFA and in accordance with the contract between TDHS and the Plan. MCS shall ensure that each Member has chosen or is assigned a primary care provider who shall assess the Member's health care needs and shall provide services to meet those needs either directly or through referrals to other Participating Providers. MCS shall implement a system for the directing, coordinating, monitoring and tracking of the Covered Services rendered to each Member.

                  2.2.8 Facilitation of Services. MCS shall provide the Plan and
            Participating Providers with Member enrollment and eligibility information; and maintain telephone lines as required by the contract with TDHS for the purpose of determining enrollment and eligibility information upon admission to an emergency facility or hospital emergency room.

                  2.2.9 Program Coverage Information. MCS shall prepare and forward to all Participating Providers a summary of Covered Services including schedules of Covered Services and applicable exclusions or limitations thereto, and applicable co-payments, co-insurance and deductibles.

                  2.2.10 Quality Assurance. MCS shall be responsible for developing and maintaining a Quality Assurance Program in compliance with the requirements of the RFA, and with any contract between TDHS and the Plan.

                  2.2.11 Utilization Management. MCS shall be responsible for developing and maintaining a Utilization Management Program in compliance with the requirements of the RFA, and with any contract between TDHS and the Plan. The Utilization Management Program shall determine whether the level, type, and cost of benefits provided are appropriate to the health care needs of Members on an ongoing basis.

                  2.2.12 Credentialing. MCS shall be responsible for the process of credentialing and recredentialing each Participating Provider in accordance with applicable HMO Blue policies and procedures.

                  2.2.13      Information Systems.

                        2.2.13.1 MCS shall develop and maintain as of the Implementation Date an automated management information system as required by the contract with TDHS, any contract between TDHS and the Plan, and this Agreement.

                        2.2.13.2 The parties  acknowledge  that MCS will use its
                  proprietary software program, Managed Care One, which includes all documentation thereof and amendments and revisions thereto, as the information system implemented pursuant to this Agreement. The program, source and object codes and databases, the trade secrets related thereto, the copyright of Managed Care One, the trademark of the name, all intellectual property rights associated with the program, the technical information, design concepts, processes, formulae and algorithms and all other rights and aspects pertaining thereto are highly confidential and the exclusive property of MCS. Nothing in this Agreement shall be construed to be an assignment, transfer, purchase, lease or license of such rights. MCS is using Managed Care One strictly for its own purposes in fulfilling its duties under this Agreement and may elect at any time in its sole discretion to use a different information system; provided however that no disruption of Plan Program functions will result from such decision. The Plan acknowledges that certain features of Managed Care One are highly confidential and proprietary and agrees, even after the termination of this Agreement, to maintain the strict confidentiality of all information obtained about all of the above described aspects and all features of the program, regardless of how such information was obtained, until such information becomes public information. The Plan waives all claim, right or interest whatsoever in Managed Care One, or any of the above described aspects and features thereof, and all amendments or revisions thereto.

                        2.2.13.3 All data entered into Managed Care One after the Implementation Date and until the termination of this Agreement that pertains to the Plan Program, is owned by the Plan and MCS shall provide such data to the Plan upon request of the Plan. In the event the contract between MCS and the Plan is terminated, within five (5) working days thereafter, such data will be transferred to the Plan by MCS using industry standard electronic media. The Plan shall be entitled to no other information from Managed Care One.

                  2.2.14 Reports to and Liaison with TDHS and TDI. MCS shall be responsible for making reports to TDHS and TDI and the Plan which are required by contract with TDHS and to act as a liaison to TDHS for the general purpose of regulatory compliance. Reports shall be made at such times as are required by TDHS and TDI and such reports shall be in format acceptable to TDHS. MCS shall furnish copies of such reports to the Plan contemporaneously with submission to TDHS and TDI.

                  2.2.15 Reports to The Plan. MCS shall report to the designated
            Plan executive on a regular basis and at such times as are reasonably requested. MCS shall report to the designated Plan executive on any and all matters relating to the administration of the Plan Program.

                  2.2.16 Member Services. MCS shall be responsible for providing all Member services functions as are required by the RFA, any and all contracts between TDHS and the Plan, and this Agreement.

                  2.2.17 Complaint  Resolution  Procedure.  MCS shall maintain a complaint resolution procedure to process Member and Provider complaints.

                  2.2.18 Provider and Member Satisfaction.  MCS shall administer periodically, but not less frequently than annually, Provider and Member satisfaction surveys as required by TDHS.

                  2.2.19      Insurance Requirements.

                        2.2.19.1 Professional Liability Insurance. During the term of this Agreement, the Plan shall maintain, at its sole expense, a policy of HMO-type professional liability insurance acceptable to MCS with coverage limits in the minimum amount of $1,000,000 per incident and $3,000,000 in the annual aggregate. In addition, the Plan shall purchase a "tail policy" with the same policy limits following the effective date of termination of the foregoing policy in the event the policy is a "claims made" policy. MCS at its own expense shall obtain a professional liability insurance policy acceptable to the Plan with coverage limits in the minimum amount of $1,000,000 per incident and $3,000,000 in the annual aggregate for MCS employees for such items as credentialing, care coordination and utilization review related activities.

                        2.2.19.2 Comprehensive Liability Insurance.  MCS and the
                  Plan each shall maintain, at the sole expense of each, throughout the term of this Agreement, a policy of general liability insurance, with terms and conditions acceptable to the other party in the minimum amount of $1,000,000 per occurrence and $3,000,000 in the annual aggregate.

                        2.2.19.3 Proof of Insurance. Each party shall furnish the other with evidence of such insurance, including certificates of insurance and complete copies of insurance policies, upon the other's request. Each party shall provide the other with a minimum of 30 days prior written notice in the event any of the insurance policies required by this Agreement are canceled, materially changed or restricted in any way.

      3.0   ADMINISTRATIVE FEES
            -------------------

            3.1 Pre-Operational Phase. The Plan shall pay MCS an amount equal to [ ]* for services provided to the Plan related to pre-operational activities. Payment will be made in three equal installments with the first payment due to MCS no later than May 15, 1997. Subsequent payments will be due no later than June 15, 1997 and August 15, 1997 respectively.

            3.2 Extension of Pre-Operational Phase. In the event that the STAR+PLUS program does not become operational on or before October 1, 1997, other than for reasons related to MCS' absolute failure to be able to accept eligible enrollment into the Plan will pay MCS an amount equal to [ ]* incurred in connection with pre-operational activities during each month after October 1, 1997 until the Implementation Date Payment related to the extension of the
      Pre-Operational Phase shall be paid to MCS no later than the 15th day of the following month. MCS will provide the Plan with a detailed listing of actual expenses incurred.

*Confidential Treatment Requested.

            3.3 Operational Phase. MCS shall be paid an Administrative Fee following the Implementation Date as set forth in Exhibit A of this Agreement.

      MCS will estimate and pay the monthly Administrative Fee before the fifteenth day of the month. Any adjustments based on the actual membership figures will be made to the subsequent month's payment. MCS will produce a monthly Administrative Services Fee Reconciliation Report setting forth estimated payment for that month and reconciliation for prior periods.

      In return for receiving the Administrative Fee, MCS shall be responsible for all costs associated with the administration of the Plan Program, except for the following expenses, which shall be the responsibility of the Plan:

                  3.3.1 Claims costs for Covered Services;

                  3.3.2 Legal services of the Plan;

                  3.3.3 Actuarial services of the Plan;

                  3.3.4 All insurance premiums for the Plan;

                  3.3.5 Board fees and expenses related to Board meetings

                  3.3.6 Expenses  relating to the  corporate  existence  of  the
            Plan;

                  3.3.7 Audit and tax services of the Plan;

                  3.3.8 Advertising and marketing expenses of the Plan;

                  3.3.9 Any income, property, premium or other taxes of the Plan and any assessments or license fees.

                  3.3.10 other expenses  clearly  related to the business of the
            Plan as an independent corporate entity.

                  3.3.11 Costs associated,  including  preparation of proposals, for the expansion of the Plan into additional service areas.

            3.4 Performance Fee/Performance Penalty. At least annually, Plan and MCS shall determine a set of performance goals and objectives for MCS and the performance of its duties under this agreement. Such goals and objectives may include, among other things, the reduction of HMO administrative and similar expenditures from budgeted targets or the achievement of other Plan Program operating efficiencies. Based on MCS' achievement of specified goals and objectives, MCS shall be paid a performance fee (the "Performance Fee"). The Performance Fee shall be paid as set out in Exhibit B of this Agreement. Under certain instances as described in Exhibit B, MCS may be subject to a Penalty (the "Performance Penalty"). Any Performance Penalty shall be offset against MCS' base Administrative Fee paid by Plan as provided under Section 3.3 and Exhibit A of this agreement and under the terms as set forth in Exhibit B. The minimum / maximum amount of any Performance Fee and the Performance Penalty shall in no instance exceed [
                              ]* paid to MCS by the Plan in a given contract year commencing on the first day of the Plan Operational Phase.

*Confidential Treatment Requested.

      4.0   TERM AND TERMINATION.

            4.1 Term. This Agreement shall be effective on the date set forth on the first page above and shall be effective during the period necessary to complete the Plan's pre-operational activities and shall then be in full force and effect through the first four (4) years of the Program with an option of both parties to renew this Agreement thereafter for two successive one year periods.

            4.2   Termination.   This  Agreement  may  be  terminated  upon  the
      following:

                  4.2.1 At any time  upon the  written  mutual  consent  of both parties.

                  4.2.2 Either party may terminate this Agreement for a material breach or upon the failure of either party to obtain and maintain any license, registration or approval required under state or federal law that is material to the operation of the Plan Program which has not been cured within 30 days after the "Cure Period". The Cure Period is defined as (60) days from the date on which one party receives notice of a material breach by the other party. Provided however, if the material breach involves failure to pay Administrative Fees when due, the Cure Period shall be (10) days.

                  4.2.3 In the event the  contract  between TDHS and the Plan is terminated for any reason or the Plan's participation in the Program is otherwise terminated, in which case termination shall be effective as of the termination date of the Plan's participation in the Program.

                  4.2.4 Immediately upon the filing of a bankruptcy  petition by either party.

            4.3   Obligations in Event of Termination.

                  4.3.1 Upon  termination  of this  Agreement  for reasons other than those described in Section 4.2.2 of this agreement, the Plan shall purchase those fixed assets and leasehold improvements acquired and used by MCS to administer the Plan at a price equal to the book value of such assets as determined by MCS at the termination date. MCS shall use Generally Accepted Accounting Principles (GAAP) for depreciation of fixed assets and leasehold improvements. The Plan shall also agree to assume and/or be fully financially responsible for any lease of office space or equipment being utilized for Plan operations and to indemnify MCS against any liability therefor. The purpose of this reimbursement is to allow the recovery of those costs normally covered over the life contract.

                  4.3.2 In the event of  termination  of this  Agreement for any reason, MCS shall fully cooperate with the person or entity selected by the Plan to assume administration of the Plan.

                  4.3.3 In the event of termination of this Agreement, MCS shall provide the Plan with all copies of records in MCS' possession directly and specifically relating to the Plan Program and which are necessary for the continued operation of the Plan Program, or shall forward such records to a successor administrator as directed by the Plan.

                  4.3.4 If this  Agreement is terminated by the Plan for reasons other than those stated in Section 4.2.2 within one year of the Implementation Date, the Plan will reimburse MCS for [

                   ]*.

*Confidential Treatment Requested.

      5.0   MISCELLANEOUS

            5.1 Confidentiality. MCS agrees to safeguard the confidentiality of all data pertaining to this Agreement and Covered Services rendered to Members in accordance with TDHS requirements.

            5.2 Relationship of the Parties. In the performance of the work, duties and obligations of the parties pursuant to this Agreement, the parties shall, at all times, be acting and performing as independent contractors. No relationship of employer and employee, or partners or joint ventures is created by this Agreement, and neither party may therefore make any claim against the other party for social security benefits, workers' compensation benefits, unemployment insurance benefits, vacation pay, sick leave or any other employee benefit of any kind. In addition, neither party shall have any power or authority to act for or on behalf of, or to bind the other except as herein expressly granted, and no other or greater power or authority shall be implied by the grant or denial of power or authority specifically mentioned herein.

            5.3 Assignment/Subcontracting. Neither party shall have the right to assign, delegate or subcontract any of its rights or obligations hereunder without the prior written consent of the other party.

            5.4 Notices. Except as set forth herein, all notices required or permitted to be given hereunder, shall be in writing and shall be sent by United Stated mail, certified or registered, return receipt requested, postage prepaid, to the parties hereto at their respective addresses set forth on the signature page hereto, or such other address as may be fixed in accordance with the provisions hereof. Except as set forth herein, if mailed in accordance with the provisions of this paragraph, such notice shall be deemed to be received three (3) business days after mailing.

            5.5 Headings. The headings of the various sections of this Agreement are inserted merely for the purpose of convenience and do not expressly or by implication limit, define or extend the specific terms of the section so designated.

            5.6 Waiver of Breach. The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as, nor be construed to be, a waiver of any subsequent breach thereof.

            5.7. Applicable Law. This Agreement shall be governed in all respects by the laws of the State of Texas.

            5.8 Invalid Provisions. If, for any reason, any provision of this Agreement is or shall be hereafter determined by law, act, decision, or regulation of a duly constituted body or authority, to be in any respect invalid, such determination shall not nullify any of the other terms and provisions of this Agreement and, unless otherwise agreed to in writing by the parties, then, in order to prevent the invalidity of such provision or provisions of this Agreement, the said provision or provisions shall be deemed automatically amended in such respect as may be necessary to conform this entire Agreement with such applicable law, act, decision, rule or regulation.

            5.9 No Third-Party Beneficiary. This Agreement is entered into by and between the Plan and MCS and for their benefit. There is not intent by either party to create or establish third-party beneficiary status or rights or their equivalent in any Member, subcontractor, or other third party, and no such third party shall have any right to enforce any right or enjoy any benefit created or established under this Agreement.

            5.10 Arbitration. In the event that any dispute relating to this Agreement arises between MCS and the Plan, the dispute shall be resolved by binding arbitration in accordance with the Rules of Commercial Arbitration of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date on party first gave written notice of the dispute to the other party. The arbitration shall be held in Dallas, Texas or in such other location as the parties may mutually agree upon. The arbitrator shall have no power to award punitive or exemplary damages or vary the terms of this Agreement and shall be bound by controlling law.

            5.11 Review and Audit. MCS will at all times make available for review and audit by either the Plan or its designee its files, books, procedures and records (including computer terminal access to same) pertaining to the Plan Program or the services provided by MCS under this Agreement. In addition, MCS shall make available for interview with the auditor those personnel with material involvement or responsibility with respect to the services provided by MCS under this Agreement.

            5.12 Entire Agreement; Amendment. This Agreement and all exhibits hereto shall constitute the entire agreement relating to the subject matter hereof between the parties hereto, and supersedes all other agreements, written or oral, relating to the subject matter hereof. This Agreement may be amended by mutual agreement of the parties, provided that such amendment is reduced to writing and signed by both parties.

            5.13 Exhibits. Any exhibits attached to this Agreement are an integral part of this Agreement and are incorporated herein by reference.

            5.14 Texas Department of Insurance. The parties acknowledge and agree that this Agreement is subject to review and approval by the Texas Department of Insurance.

IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of the day and year first set forth above.

Rio Grande HMO, Inc.

By   /s/ Lelia Wright                          Its Senior Vice President
     -------------------------                     ----------------------------

By   /s/ Don Hall                              Its Vice President
     -------------------------                     ----------------------------

Date March 31, 1997
     ------------------------


ADDRESS FOR NOTICES:

901 South Central Expressway
Richardson, Texas 75080


Managed Care Solutions, Inc.

By   /s/ James A. Burns
     -------------------------

Its  President and CEO
     -------------------------

Date March 31, 1997
     -------------------------


ADDRESS FOR NOTICES:

7600 North 16th Street, Suite 150
Phoenix, Arizona 85020

                                    EXHIBIT A
                                    ---------

                             MANAGEMENT FEE SCHEDULE
                      RIO GRANDE HMO - HARRIS COUNTY, TEXAS


ABD / SSI  Management  Fee  Schedule  for members  determined  by TDHS as "Other
--------------------------------------------------------------------------------
Community Clients (Dual eligible and Medicaid Only, combined)"
--------------------------------------------------------------

                                                          Fees
Tier     Membership                                 The Greater of:
----     ----------                                 ---------------

I.       [        ]*                       [                           ]*
II.      [         ]*                      [                           ]*
III.     [                        ]*       [                           ]*

If membership for ABD lives falls below [ ]* members, Plan will reimburse MCS at its actual costs (as determined by a Plan-approved budget) plus 15% not to exceed [ ]* per month. Costs will be determined by allocating total costs based on membership. For allocation purposes, [ ]* member will equal [ ]* members.

LTC Management Fee Schedule for all other member risk groups combined
---------------------------------------------------------------------

                                                          Fees
Tier     Membership                                 The Greater of:
----     ----------                                 ---------------

I.       [        ]*                       [                           ]*
II.      [         ]*                      [                           ]*
III.     [                        ]*       [                           ]*

If membership for LTC lives falls below [ ]* members, Plan will reimburse MCS at its actual costs (as determined by a Plan-approved budget) plus 15% not to exceed [ ]* per month. Costs will be determined by allocating total costs based on membership. For allocation purposes, [ ]* member will equal [ ]* members.

Fees will be adjusted annually such that the resultant PMPM Management Fee will change based on the change in the local market Consumer Price Index.

*Confidential Treatment Requested.

                                    EXHIBIT B
                                    ---------

                        PERFORMANCE GOALS AND OBJECTIVES

I. After 120 days but before 180 days after the end of each contract year, Plan will calculate the Performance Fee/Penalty. Plan will set a gross medical budget which is defined as the sum of the products of the per member per month (pmpm) medical cost target times the actual member months for each category. The pmpm medical cost targets for FY 1998 are shown in Exhibit C and will be updated annually. In the event
      that Medical  Expenditures fall below [          ]* of  the  gross medical
      budget, Plan will pay  MCS  a  Performance  Fee  in  the  amount  equal to
      [                               ]* of  the  difference  between the  gross
      medical  budget and Medical Expenditures  not  to  exceed  [
                    ]* of  Administrative  Fees paid by Plan to MCS  during  the most recently completed contract year beginning on the first day of Implementation Date. In the event that Medical Expenditures are above [ ]* of the gross medical budget, MCS will pay Plan a Performance Penalty in the amount equal to [ ]* of the difference between [ ]* of the gross medical budget and Medical Expenditures not to exceed [ ]* of Administrative Fees paid by Plan to MCS during the most recently completed contract year beginning on the first day of Implementation Date. If this Performance Penalty exceeds [ ]* of Administrative Fees paid to MCS by Plan for the next contract month, then MCS may elect to pay the Performance Penalty in up to twelve (12) equal monthly installments.

II. In the event that Plan incurs financial penalties imposed by TDH, TDHS or the Texas Department of Insurance with respect to the operation of the Plan Program and is a direct result of the failure of MCS to fulfill its duties under this Agreement, Plan will pay such penalties from its own funds, but may deduct the amount of such penalties from MCS' Administrative Fee; provided however, the amount of the deduction
      shall not exceed  [              ]*  of  Administrative  Fees  paid to MCS
      by Plan in any given  month.   In the event  that  such  penalties  exceed
      [                           ]* of  MCS' monthly  Administrative  Fee, Plan
      will continue to deduct the remaining portion of the penalties on a monthly basis (never exceeding [ ]* of the Administrative Fee) until such penalties have been recouped by Plan.

*Confidential Treatment Requested.

                                    EXHIBIT C
                                    ---------

          PER MEMBER PER MONTH MEDICAL COST BUDGET TARGETS FOR FY 1998 OCTOBER 1, 1997 THROUGH AUGUST 31, 1998.

  ----------------------------------------------------------------------
   CBA WAIVER - DUAL ELIGIBLE                                 [      ]*
   --------------------------                                 ---------
   CBA WAIVER - MEDICAID ONLY                                 [      ]*
   --------------------------                                 ---------
   OTHER COMMUNITY CLIENTS - DUAL ELIGIBLE                       [   ]*
   ---------------------------------------                       ------
   OTHER COMMUNITY CLIENTS - MEDICAID ONLY                      [    ]*
   ------------------------------------------                   -------
   NEW NURSING FACILITY CLIENTS (MAO) - DUAL ELIGIBLE         [      ]*
   --------------------------------------------------         ---------
   NEW NURSING FACILITY CLIENTS (MAO) - MEDICAID ONLY         [      ]*
   --------------------------------------------------         ---------
   VOLUNTARY NURSING FACILITY CLIENTS - DUAL ELIGIBLE         [      ]*
   --------------------------------------------------         ---------
   VOLUNTARY NURSING FACILITY CLIENTS - MEDICAID ONLY         [      ]*
   --------------------------------------------------         ---------
  ----------------------------------------------------------------------

In the event that Plan capitation rates from TDHS are supplemented, modified or changed, Plan and MCS agree to review medical cost targets as described in this Exhibit.

*Confidential Treatment Requested.

                                                                    EXHIBIT 10.7
                        ADMINISTRATIVE SERVICES AGREEMENT
                        ---------------------------------

This Administrative Services Agreement is made and entered in to be effective as of the 1st day of June 1997 by and between, Lovelace Health Systems, a New Mexico corporation (hereinafter the "Plan"), and Managed Care Solutions, Inc., a Delaware corporation (hereinafter "MCS"),

      W I T N E S S E T H :

      WHEREAS, the Plan is a qualified health plan under a managed care program administered by the State of New Mexico Human Services Department (HSD), hereinafter called "The Program".

      WHEREAS, the Plan desires to engage MCS to provide administrative and management services in connection with the operation of the Plan Program (defined below) and MCS desires to deliver such services

      NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties agree as follows:

      1.0   DEFINITIONS

            1.1 The Plan Program. "The Plan Program" shall mean all administrative and medical care delivery components and systems available through the Plan as necessary for the Plan to provide or arrange for the provision of covered services to those Program eligible members who receive coverage through the Plan.

            1.2 The Program. "The Program" shall mean the State of New Mexico SALUD! New Mexico Partnership for Wellness and Health for the provision of approved medical, dental, vision, behavioral, home health, and other health services to Medicaid recipients in a managed care delivery setting as described in the Request For Proposal Dated October 9, 1996.

            1.3 Covered Services. "Covered Services" shall mean health care services or products, including approved medical, dental, vision, behavioral, home health, and other health services to which Members are entitled under the Program as described in the Request For Proposal and contract between Plan and HSD.

            1.4 Implementation Date. "Implementation Date" shall mean the later of (1) July 1, 1997 or (2) the date the Plan Program becomes operational and the Plan is obligated to commence the provision of Covered Services to Members.

            1.5 Participating Provider. "Participating Provider" shall mean a duly licensed (if subject to licensure) physician hospitals, health professional, facilities, and other health care provider that have entered into a contract with the Plan for the provision of Covered Services to Members.

            1.6 Pre-Operational Phase. "Pre-Operational Phase" shall mean the period beginning May 1, 1997 and ending on the Implementation Date.

            1.7   Request  for  Proposal   ("RFP").   "RFP"  or   "Request   For
      Proposal" shall mean HSD's Request for Proposal for the SALUD! Program and any amendments thereto.

            1.8 Recipients or Members. "Recipients" or "Members" shall mean those individuals who are eligible for coverage under the Program and who have enrolled in the Plan.

            1.9 HSD. "HSD" shall mean the State of New Mexico Human Services Department, an agency, division or department of the state government responsible for administration of its state Medicaid Program pursuant to Title XIX of the Social Security Act and applicable state law.

      2.0   MCS RESPONSIBILITIES; INSURANCE REQUIREMENTS

            2.1   Pre-Operational Phase.

                  2.1.1 Generally. On behalf of, and after consulting with the Plan, MCS shall respond in a timely manner to HSD requests for additional information or clarification of the terms of the Application and shall provide assistance and support to the Plan in its negotiations with HSD concerning the Program.

                  2.1.2 Specific Pre-Operational Duties. In consideration of the reimbursement  of  pre-operational  costs in accordance with Section
            3.1 of this Agreement, during the Pre-Operational Phase, MCS shall assist the Plan in beginning the following tasks, none of which will necessarily be fully completed before the Implementation Date and some of which are or involve ongoing aspects of the Plan Program that either will not be accomplished until well after the Implementation Date or will require ongoing efforts throughout the life of the Plan Program.

                        2.1.2.1     Location   of  an   office   site   and   in
                  selection of office equipment;

                        2.1.2.2 Installation of computer hardware, software and related equipment;

                        2.1.2.3     Staff selection and training;

                        2.1.2.4     Development   of   marketing   programs   if
                  directed by the Plan;

                        2.1.2.5     Development of Plan policy and procedures;

                        2.1.2.6     Assistance  with   education   of  providers
                  and their staff regarding Plan programs;

                        2.1.2.7 In coordination with the Plan, act as a liaison with HSD and assist in the negotiation of contracts;

                        2.1.2.8     Preparation of member handbooks; and

                        2.1.2.9     Preparation of provider handbooks.

            2.2  Post-Implementation   Administrative  Services.  The  following
      administrative and management services shall encompass post implementation services:

                  2.2.1 General  Management Duties. MCS shall be responsible for the day-to-day management of the Plan as it relates to the Program consistent with the provisions of this Agreement, the RFP, and any contract between HSD and the Plan.

                  2.2.2 Contracting With Providers. Plan will recruit, negotiate, and contract with providers of medical, dental, vision, behavioral and other health services to provide Covered Services to Members as required by the contract between HSD and the Plan. Provider contracts shall be between the Plan and the Participating Providers. It is understood that because of the competitive nature of the market for provider services and other market forces over which MCS has no control, there is no guarantee that MCS' efforts in assisting the Plan in contracting with providers or assembling a network will be satisfactory to the Plan and/or HSD.

            All contracts with Participating Providers shall be in a form and contain such provisions as are acceptable to the Plan, set forth the method and amount of reimbursement to Participating Providers, and specify that the Participating Providers shall be subject to all requirements contained in the RFP, any contract between HSD and the Plan, and all applicable provisions of this Agreement. MCS shall have the authority to approve all provider payment methodologies offered by the plan prior to a contract being executed.

                  2.2.3 Claims  Processing  and Payment.  MCS shall  process and disburse on behalf of the Plan claims to Participating Providers for all approved Covered Services rendered to Members except prescription benefit claims processing and payment in accordance with contracts entered into between Participating Providers and the Plan, the RFP, any contract between HSD and the Plan, and this Agreement. MCS shall have the authority and discretion to interpret the requirements of the RFP, the contract between HSD and the Plan, and the contracts between the Plan and providers with respect to payment of claims to Participating Providers. Claims payments shall be made by checks or drafts signed by MCS as the Plan's dispersing agent out of the account established in accordance with Section
            2.2.4 hereof.

                  2.2.4 Bank Account;  Accounting and Finance Duties.  MCS shall establish and maintain a separate bank account specifically for the use of revenue and expenses related to the Plan Program in the name of the Plan for the purpose of depositing all receipts from any source therein, payments from HSD, and for paying all expenses of the Plan Program, including payment of Participating Provider claims. MCS shall be responsible for performing all day to day financial and accounting functions of the Plan, including preparation of financial statements, accounts payable/receivable administration, and banking arrangements. MCS shall provide the Plan with monthly financial statements and support. It is understood that During the first six months following the Implementation Date, there will be insufficient data pertaining to some aspects of the Plan Program for certain reports to be prepared, or if prepared, for such reports to be reliable. MCS shall prepare for the Plan's review, signature and submission any financial and regulatory reports required by HSD in connection with the Program and to The New Mexico Department of Insurance.

                  2.2.5 Plan Benefits  Litigation.  If a demand is asserted or a litigation/arbitration proceeding is commenced ("Plan Benefits Litigation") by a Member or health care provider to recover benefits against MCS, the Plan or both parties, the following shall apply:

                        2.2.5.1 If either MCS or the Plan  becomes  aware of the
                  asserted Plan Benefits Litigation, it shall promptly notify the other party. The Plan shall, with MCS' advice and input, determine whether to pay the disputed claims or proceed with Plan Benefit Litigation.

                        2.2.5.2 In the event the Plan determines to proceed with
                  Plan Benefits Litigation, the Plan shall retain counsel and direct the response to the Plan Benefits Litigation. The Plan shall be responsible for assuming the cost attributable to Plan Benefits Litigation. MCS shall fully cooperate with such Plan Litigation.

                  2.2.6 Coordination of Benefits; Third Party Liabilities; Reinsurance. MCS shall be responsible for the following activities in connection with coordination of benefits and third-party recoveries as required under the provisions of the RFP and under any contract between HSD and the Plan. MCS shall be responsible for the following:

                        2.2.6.1 Recovering or coordinating medical expenses incurred by Members from all third-party liability resources on behalf of the Plan and depositing any amounts recovered in the bank account;

                        2.2.6.2     Establishing  and   maintaining   files   of
                  Members' third-party liability information;

                        2.2.6.3 Receiving third-party liability information from HSD and updating the Members' files on a timely basis;

                        2.2.6.4     Informing HSD and  the  Plan of  third-party
                  liability  information   discovered  during   the  course   of
                  business operations;

                        2.2.6.5 Providing HSD and the Plan with required reports relating to amounts recovered from third-parties;

                        2.2.6.6 Recovering  reinsurance  revenues payable to the
                  Plan from HSD and /or other reinsurers.

                  2.2.7 Case Management. Plan shall be responsible for performing certain case management services. Plan shall ensure that each Member has chosen or is assigned a primary care provider who shall assess the Member's health care needs and shall provide services to meet those needs either directly or through referrals to other Participating Providers.

                  2.2.8  Eligibility  and  Enrollment  Information.   MCS  shall
            provide the Plan and Participating Providers with Member enrollment and eligibility information.

                  2.2.9 Quality Assurance. Plan shall be responsible for developing and maintaining certain Quality Assurance Program components specific to the Program in compliance with the requirements of the RFP, and with any contract between HSD and the Plan.

                  2.2.10 Utilization  Management.  Plan shall be responsible for developing and maintaining a Utilization Management Program. The Utilization Management Program shall determine whether the level, type, and cost of benefits provided are appropriate to the health care needs of Members on an ongoing basis.

                  2.2.11 Credentialing. Plan shall be responsible for the process of credentialing and recredentialing each Participating Provider.

                  2.2.12      Information Systems.

                        2.2.12.1 MCS shall develop and maintain as of the Implementation Date an automated management information system as required by the contract with HSD, any contract between HSD and the Plan, and this Agreement.

                        2.2.12.2 The parties  acknowledge  that MCS will use its
                  proprietary software program, Managed Care One, which includes all documentation thereof, and amendments and revisions thereto, as the information system implemented pursuant to this Agreement. The program, source and object codes and databases, the trade secrets related thereto, the copyright of Managed Care One, the trademark of the name, all intellectual property rights associated with the program, the technical information, design concepts, processes, formulae and algorithms and all other rights and aspects pertaining thereto are highly confidential and the exclusive property of MCS. Nothing in this Agreement shall be construed to be an assignment, transfer, purchase, lease or license of such rights. MCS is using Managed Care One strictly for its own purposes in fulfilling its duties under this Agreement and may elect at any time in its sole discretion to use a different information system; provided however that no disruption of Plan Program functions will result from such decision. The Plan acknowledges that certain features of Managed Care One are highly confidential and proprietary and agrees, even after the termination of this Agreement, to maintain the strict confidentiality of all information obtained about the all of the above described aspects and all features of the program, regardless of how such information was obtained, until such information becomes public information. The Plan waives all claim, right or interest whatsoever in Managed Care One, or any of the above described aspects and features thereof, and all amendments or revisions thereto.

                        2.2.12.3 All data entered into Managed Care One after the Implementation Date and until the termination of this Agreement that pertains to the Plan Program, is owned by the Plan and MCS shall provide such data to the Plan upon request of the Plan. In the event the contract between MCS and the Plan is terminated, within a reasonable time thereafter, such data will be transferred to the Plan by MCS using industry standard electronic media. The Plan shall be entitled to no other information from Managed Care One.

                  2.2.13 Reports to and Liaison with HSD. MCS shall be responsible for making reports to HSD and the Plan which are required by contract with HSD and to act as a liaison to HSD for the general purpose of regulatory compliance. Reports shall be made at such times as are required by HSD and such reports shall be in format acceptable to HSD. MCS shall upon request, furnish copies of such reports to the Plan contemporaneously with submission to HSD.

                  2.2.14 Reports to The Plan. MCS shall report to the designated
             Plan executive or executive committee on a regular basis and at such times as are reasonably requested. MCS shall report to the designated Plan executive on any and all matters relating to the administration of the Plan Program.

                  2.2.15 Member Services. MCS shall be responsible for providing all Member services functions as are required by the RFP, any and all existing and known contracts between HSD and the Plan, and this Agreement.

                  2.2.16 Complaint  Resolution  Procedure.  MCS shall maintain a complaint resolution procedure to process Member and Provider complaints.

                  2.2.17      Insurance Requirements.

                        2.2.17.1 Professional Liability Insurance. During the term of this Agreement, the Plan shall maintain, at its sole expense, a policy of HMO-type professional liability insurance acceptable to MCS with coverage limits in the minimum amount of $1,000,000 per incident and $3,000,000 in the annual aggregate. MCS shall be named as an additional insured on said professional liability insurance policy. In addition, the Plan shall purchase a "tail policy" with the same policy limits following the effective date of termination of the foregoing policy in the event the policy is a "claims made" policy.

                        2.2.17.2 Comprehensive Liability Insurance.  MCS and the
                  Plan each shall maintain, at the sole expense of each, throughout the term of this Agreement, a policy of general liability insurance, with terms and conditions acceptable to the other party in the minimum amount of $1,000,000 per occurrence and $3,000,000 in the annual aggregate.

                        2.2.17.3 Proof of Insurance. Each party shall furnish the other with evidence of such insurance, including certificates of insurance and complete copies of insurance policies, upon the other's request. Each party shall provide the other with a minimum of 30 days prior written notice in the event any of the insurance policies required by this Agreement are canceled, changed or restricted in any way.

      3.0   ADMINISTRATIVE FEES
            -------------------

            3.1 Pre-Operational Phase. Plan shall pay MCS all of MCS' costs incurred during the pre-operational phase of Lovelace's prepaid health plan to operate pursuant to the contract awarded in New Mexico's Salud! Medicaid Managed Care Program plus an amount equal to [
           ]*. All such costs will be recorded in accordance with generally accepted accounting principles (GAAP). Such costs include, but are not limited to, non-capitalized equipment, furniture, and software, office supplies, printing, copying, contracted labor (including clerical, word processing, and secretarial services), legal fees, subcontracted professional fees, wages (including overtime wages) and benefits of employees working on the plan, office equipment, and telephone line leases, telephone, utilities, licenses, travel expenses, depreciation, taxes, fees, all other expenses incurred during pre-operational phase and an overhead charge of [ ]* of the aforementioned costs.

            3.2 Operational Phase. The Plan shall pay MCS an Administrative Fee following the Implementation Date as set forth in Exhibit A of this Agreement. MCS will estimate on behalf of Plan and pay the monthly Administrative Fee before the fifteenth day of the month for services rendered or services to be rendered during said month. Any adjustments based on the actual membership figures will be made to the subsequent month's payment. In return for receiving the Administrative Fee, MCS shall be responsible for all costs associated with the administration of the Plan Program, except for the following expenses, which shall be the responsibility of the Plan:

                  3.3.1 Covered Services;

                  3.3.2 Legal services of the Plan;

                  3.3.3 Actuarial services of the Plan;

                  3.3.4 All insurance and reinsurance premiums for the Plan;

                  3.3.5 Board fees and expenses related to Board meetings

                  3.3.6 Expenses  relating to  the  corporate  existence of  the
            Plan;

                  3.3.7 Audit and tax services of the Plan;

                  3.3.8 Advertising and marketing expenses of the Plan;

*Confidential Treatment Requested.

                  3.3.9 Prescription benefit claims processing and payment.

                  3.3.10 Any  income,  property,  premium or other  taxes of the
            Plan and any assessments or license fees.

                  3.3.11 Other expenses  clearly  related to the business of the
            Plan as an independent corporate entity.

                  3.3.12 Costs associated,  including  preparation of proposals, for the expansion of the Plan into additional service areas or any other services not specifically identified as MCS responsibilities under this Agreement.

                  3.3.13 All costs associated with Health Education and promotion, Quality Management, Credentialing, Marketing, Compliance (including Government Relations, Audit, and Advocacy Groups). Said costs include, but are not limited to, capitalized and non-capitalized computer equipment, office equipment, furniture, and software, office supplies, printing, copying, contracted labor (including clerical, word processing, and secretarial services), legal fees, subcontracted professional fees, wages (including overtime wages), employee benefits, telephone line leases, telephone, utilities, licenses, travel expenses, taxes, fees, and all other expenses incurred.

                  3.3.14 Costs associated with Medical  Director(s),  including, but not limited to, salaries and benefits.

      4.0   TERM AND TERMINATION.

            4.1 Term. This Agreement shall be effective on the date set forth on the first page above and shall be effective during the period necessary to complete the Plan's pre-operational activities and shall then be in full force and effect through the first 48 months of the Program with an option to renew this Agreement thereafter annually for two 12 subsequent months.

            4.2   Termination.   This  Agreement  may  be  terminated  upon  the
      following:

                  4.2.1 At any time  upon the  written  mutual  consent  of both parties.

                  4.2.2 Either party may terminate this Agreement for a material breach, which has not been cured within 30 days after the "Cure Period". The Cure Period is defined as 75 days from the date on which one party receives written notice of a material breach by the other party. Provided however, if the material breach involves failure to pay Administrative Fees when due, the Cure Period shall be 10 days.

                  4.2.3 In the event the  existing  contract  or any  amendments between HSD and the Plan is terminated for any reason or the Plan's participation in the Program is otherwise terminated, in which case termination shall be effective as of the termination date of the Plan's participation in the Program.

                  4.2.4 Immediately upon the filing of a bankruptcy  petition by either party or upon the failure of either party to obtain any license, registration or approval required under state or federal law that is material to the operation of the Plan Program.

            4.3   Obligations in Event of Termination.

                  4.3.1 Upon termination of this Agreement, the Plan shall purchase and take possession of those fixed assets and leasehold improvements acquired and used by MCS to administer the Plan at a price equal to the book value of such assets as determined by MCS at the termination date. Such book value will be determined in accordance with GAAP and MCS' capitalization, depreciation, and amortization policies. The Plan shall also agree to assume and/or be fully financially responsible for any lease of office space or equipment being utilized for Plan operations and to indemnify MCS against any liability therefor. A copy of the initial office lease in New Mexico has been attached hereto as Exhibit B.**

                  4.3.2 In the event of  termination  of this  Agreement for any reason, MCS shall cooperate with the person or entity selected by the Plan to assume administration of the Plan at Plans sole expense. MCS will charge Plan MCS' standard consulting fees to provide these services.

                  4.3.3 In the event of termination of this Agreement, MCS shall provide the Plan, at Plan's sole expense, with all copies of records in MCS' possession directly and specifically relating to the Plan Program and which are necessary for the continued operation of the Plan Program, or shall forward such records to a successor administrator as directed by the Plan.

                  4.3.4 If this Agreement is terminated, for any reason the Plan will reimburse MCS for [ ]* of all Program related capitalized expenses incurred by MCS at MCS' book value. MCS book value will be calculated in accordance with GAAP and MCS' capitalization, depreciation, and amortization policies.

                  4.3.5 In the event, the agreement is effectively terminated by the Plan for any reason during the first twelve months following implementation date, Plan will pay MCS [ ]* within 30 days of the agreement termination date.

                  4.3.6 The parties  acknowledge  that following  termination of this agreement, MCS shall provide no services to the Plan of any kind. However, in the event, the Plan requests MCS to perform various services related to Plan activities following the date of termination, and a separate agreement is executed between the parties outlining such services within 45 days following the date of termination notice, Plan agrees to pay MCS each month, within 10 days from invoice, an administrative fee equal to costs incurred by MCS in accordance with accrual method of accounting and GAAP. Such costs include, but are not limited to, non-capitalized equipment, furniture, and software, office supplies, printing, copying, contracted labor (including clerical, word processing, and secretarial services), legal fees, subcontracted professional fees, wages (including overtime wages), and all employee benefits of employees working on the plan, office equipment, and telephone line leases, telephone, utilities, licenses, travel expenses, claims processing, reporting, MC1, depreciation, taxes, fees and all other expenses incurred during said period as well as any unused portion of prepaid expenses and an overhead charge of [ ]* of the aforementioned costs and expenses.

      5.0   MISCELLANEOUS

            5.1 Confidentiality. MCS agrees to safeguard the confidentiality of all data pertaining to this Agreement and Covered Services rendered to Members in accordance with HSD requirements.

------------------------------
**A copy of amendments to such lease,  other office leases,  or equipment leases
  MCS executes following the date of this agreement will be provided to the Plan.

*Confidential Treatment Requested.

            5.2 Relationship of the Parties. In the performance of the work, duties and obligations of the parties pursuant to this Agreement, the parties shall, at all times, be acting and performing as independent contractors. No relationship of employer and employee, or partners or joint ventures is created by this Agreement, and neither party may therefore make any claim against the other party for social security benefits, workers' compensation benefits, unemployment insurance benefits, vacation pay, sick leave or any other employee benefit of any kind. In addition, neither party shall have any power or authority to act for or on behalf of, or to bind the other except as herein expressly granted, and no other or greater power or authority shall be implied by the grant or denial of power or authority specifically mentioned herein.

            5.3 Assignment/Subcontracting. Neither party shall have the right to assign, delegate or subcontract any of its rights or obligations hereunder without the prior written consent of the other party.

            5.4 Notices. Except as set forth herein, all notices required or permitted to be given hereunder, shall be in writing and shall be sent by United Stated mail, certified or registered, return receipt requested, postage prepaid, to the parties hereto at their respective addresses set forth on the signature page hereto, or such other address as may be fixed in accordance with the provisions hereof. Except as set forth herein, if mailed in accordance with the provisions of this paragraph, such notice shall be deemed to be received three (3) business days after mailing.

            5.5 Headings. The headings of the various sections of this Agreement are inserted merely for the purpose of convenience and do not expressly or by implication limit, define or extend the specific terms of the section so designated.

            5.6 Waiver of Breach. The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as, nor be construed to be, a waiver of any subsequent breach thereof.

            5.7 Applicable Law. This Agreement shall be governed in all respects by the laws of the State of New Mexico.

            5.8 Invalid Provisions. If, for any reason, any provision of this Agreement is or shall be hereafter determined by law, act, decision, or regulation of a duly constituted body or authority, to be in any respect invalid, such determination shall not nullify any of the other terms and provisions of this Agreement and, unless otherwise agreed to in writing by the parties, then, in order to prevent the invalidity of such provision or provisions of this Agreement, the said provision or provisions shall be deemed automatically amended in such respect as may be necessary to conform this entire Agreement with such applicable law, act, decision, rule or regulation.

            5.9 No Third-Party Beneficiary. This Agreement is entered into by and between the Plan and MCS and for their benefit. There is not intent by either party to create or establish third-party beneficiary status or rights or their equivalent in any Member, subcontractor, or other third party, and no such third party shall have any right to enforce any right or enjoy any benefit created or established under this Agreement.

            5.10 Arbitration. In the event that any dispute relating to this Agreement arises between MCS and the Plan, the dispute shall be resolved by binding arbitration in accordance with the Rules of Commercial Arbitration of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date on party first gave written notice of the dispute to the other party. The arbitration shall be held in Phoenix, Arizona or in such other location as the parties may mutually agree upon. The arbitrator shall have no power to award punitive or exemplary damages or vary the terms of this Agreement and shall be bound by controlling law.

            5.11 Review and Audit. MCS will at all times make available for review and audit by either the Plan or its designee its files, books, procedures and records (including computer terminal access to same) pertaining to the Plan Program or the services provided by MCS under this Agreement. In addition, MCS shall make available for interview with the auditor those personnel with material involvement or responsibility with respect to the services provided by MCS under this Agreement. If review and audit occurs following the termination of this agreement, Plan agree to reimburse MCS at it standard consulting fees.

            5.12 Entire Agreement; Amendment. This Agreement and all exhibits hereto shall constitute the entire agreement relating to the subject matter hereof between the parties hereto, and supersedes all other agreements, written or oral, relating to the subject matter hereof. This Agreement may be amended by mutual agreement of the parties, provided that such amendment is reduced to writing and signed by both parties.

            5.13 Exhibits. Any exhibits attached to this Agreement are an integral part of this Agreement and are incorporated herein by reference.

      IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of the day and year first set forth above.

Lovelace Health Systems
-----------------------

By    /s/ Ron Howrigon
      -------------------------------------

Its   Vice President and Executive Director
      -------------------------------------

Date  June 3, 1997
      -------------------------------------


ADDRESS  FOR NOTICES:

5400 Gibson Boulevard, S.E.
Albuquerque, New Mexico 87108


MANAGED CARE SOLUTIONS, INC.

By    /s/ James A. Burns
      -------------------------------------

Its   Chief Executive Officer
      -------------------------------------

Date  June 2, 1997
      -------------------------------------

ADDRESS FOR NOTICES:
7600 North 16th Street, Suite 150
Phoenix, Arizona 85020

                                    EXHIBIT A
                        PROPOSED MANAGEMENT FEE SCHEDULE
                             LOVELACE HEALTH SYSTEMS

================================================================================
 Composite Management Fee Schedule for members determined by State of New Mexico
           Human Services Department as AFDC and ABD / SSI.
================================================================================

                                                          Fees
Tier     Membership                                 The Greater of:
----     ----------                                 ---------------

I.       [        ]*                       [                          ]*
II.      [       ]*                        [                          ]*
III.     [                        ]*       [                          ]*

If actual membership falls below [ ]* members, Plan will reimburse MCS at actual costs incurred according to accrual method of accounting in accordance with GAAP, plus [ ]* of such costs not to exceed [ ]* per month. Such costs include, but are not limited to, non-capitalized equipment, furniture, and software, office supplies, printing, copying, contracted labor (including clerical, word processing, and secretarial services), legal fees, subcontracted professional fees, wages (including overtime wages) and benefits of employees working on the plan, office equipment, and telephone line leases, telephone, utilities, licenses, travel expenses, depreciation, taxes, fees, all other expenses incurred during said month and an overhead charge of [ ]* of the aforementioned costs.

If actual aggregate monthly member month does not exceed [ ]* during the first 12 months following the implementation date, Plan will retroactively reimburse MCS an additional [ ]* based on annual aggregate member months for the first 12 months of services rendered following the implementation date. In the event that this contract is terminated for any reason within twelve months of implementation date, and average member months at termination date is below [ ]* members, the Plan will retroactively reimburse MCS an additional [ ]* based on aggregate member months from implementation date to termination date.

If actual aggregate monthly member month does not exceed [ ]* during the second 12 months following the implementation date, Plan will retroactively reimburse MCS an additional [ ]* based on annual aggregate member months for the second 12 months of services rendered following the implementation date. In the event that this contract is terminated for any reason within the second 12 month period after the implementation date, and average member months at termination date is below [ ]* members, the Plan will retroactively reimburse MCS an additional [ ]* based on aggregate member months during the second 12 month period after the implementation date.

MCS may adjust fees annually such that the resultant PMPM Management Fee will change based on the change in the national Consumer Price Index.

[                                                                            ]*
[                                                                  ]*

*Confidential Treatment Requested.

                                                                EXHIBIT 10.12(b)
                                SECOND AMENDMENT
                                ----------------

This amendment, entered into on October 15, 1996 between AlohaCare and Managed Care Solutions of Arizona ("MCS"), formerly known as Managed Care solutions, Inc., hereby amends the Administrative Services Agreement between AlohaCare and MCS dated April 25, 1994, as amended on August 25, 1995, as follows:

      The first sentence of Section III.C.1.a, which reads "AlohaCare shall pay an administrative fee of [ ]* of Plan Revenue," is deleted in it entirety and is replaced with the following sentence:

            "a.  AlohaCare  shall  pay MCS and  administrative  fee of [   ]* of
      Plan Revenue."

The remaining provisions of Section III.C.1.a and unamended provisions of the Agreement, as amended on August 25, 1995 and on September 25, 1995, shall remain in full force and effect.

This amendment shall be effective as of July 1, 1996.

ALOHACARE                             MANAGED CARE SOLUTIONS
---------                             ----------------------

By    /s/ Charles Duarte              By    /s/ James A. Burns
      --------------------------            --------------------------

Its   President                       Its   President
      --------------------------            --------------------------

Date  October 16, 1996                Date  October 22, 1996
      --------------------------            --------------------------

*Confidential Treatment Requested.


                                                                                                EXHIBIT 10.13

                                                                                 ----------------------------
STATE OF CALIFORNIA     APPROVED BY THE ATTORNEY                                 CONTRACT NUMBER      AM. NO.
STANDARD AGREEMENT      GENERAL                                                  96MP031              A.1
                                                                                 ----------------------------
STD. 2 (REV. 8-89)                                                               CONTRACTORS FEDERAL
                                                                                 I.D. NUMBER
                                                                                 36-3338328
                                                                                 ----------------------------

THIS AGREEMENT,  made and entered into this 1st day of July,  1996, in the State of California,  by and between State of California,  through its duly elected or appointed, qualified and acting
-------------------------------------------------------------------------------------------------------------

TITLE OF OFFICER ACTING FOR STATE     AGENCY

Executive Director                    Managed Risk Medical Insurance Board  ,hereafter  called  the State and
-------------------------------------------------------------------------------------------------------------
Managed Care Solutions, Inc.                                                ,hereafter called the Contractor.
-------------------------------------------------------------------------------------------------------------

WITNESSETH: That the contractor for an in consideration of the covenants, conditions, agreements and stipulations of the State hereinafter expressed, does hereby agree to furnish to the State services and materials as follows: (Set forth service to rendered by Contractor, amount to be paid Contractor, time for performance or completions, and attach plans and specifications, if any.)

                           AMENDMENT NUMBER ONE TO AGREEMENT NUMBER 96MP031
The Agreement between the State and the Contractor for targeted outreach services in the Access for Infants and Mother's Program (AIM), is hereby amended to add enhanced outreach activities for AIM.

CONTINUED ON 4 SHEETS, EACH BEARING  NAME  OF  CONTRACTOR  AND  CONTRACT NUMBER.
-------------------------------------------------------------------------------------------------------------
The provisions on the reverse side hereof constitute a part of this agreement.
IN WITNESS WHEREOF, this agreement has been executed by the parties hereto, upon the date first above written.
-------------------------------------------------------------------------------------------------------------
STATE OF CALIFORNIA                          CONTRACTOR
-------------------------------------------------------------------------------------------------------------
AGENCY                                       CONTRACTOR     (If    other    than
                                             individual,    state    whether   a
                                             corporation, partnership, etc.
Managed Risk Medical Insurance Board         Managed Care Solutions, Inc.
-------------------------------------------------------------------------------------------------------------
BY (AUTHORIZED SIGNATURE)                    BY (AUTHORIZED SIGNATURE)

/s/  Dennis Gilliam                          /s/  Terri Pointer for Michael Tweedell
-------------------------------------------------------------------------------------------------------------
PRINTED NAME OF PERSON SIGNING               PRINTED NAME AND TITLE OF PERSON SIGNING

Dennis Gilliam                               Michael Tweedell,  Western Regional Vice President
-------------------------------------------------------------------------------------------------------------
TITLE                                        ADDRESS

Contracts Administrator                      8840 Complex Drive, #300, San Diego, CA  92123
-------------------------------------------------------------------------------------------------------------
AMOUNT ENCUMBERED BY THIS DOCUMENT        PROGRAM/CATEGORY           FUND TITLE         DEPARTMENT OF GENERAL
                                          (CODE AND TITLE)                              SERVICE USE ONLY

$172,114                                  Local Assistance           PIF
--------------------------------------------------------------------------------------
PRIOR AMOUNT ENCUMBERED                   (OPTIONAL USE)
FOR THIS DOCUMENT

$619,572
---------------------------------------------------------------------------------------
TOTAL AMOUNT ENCUMBERED TO DATE            ITEM CHAPTER      STATUTE     FISCAL YEAR       EXEMPT FROM DGS

                                           4280-602-0307      1994          96/97
                                           195
                                           --------------------------------------------
                                           OBJECT OF                                         APPROVAL PER
$791,686                                   EXPENDITURE                                       SECTION 12696,
                                           (CODE AND TITLE)                                 INSURANCE CODE

                                           0100-02200-751
---------------------------------------------------------------------------------------
I  hereby  certify  upon                   T.B.A. NO.                     B.R.NO.
my     own      personal
knowledge  that budgeted
funds are  available for
the period  and  purpose
of    the    expenditure
stated above
---------------------------------------------------------------------------------------
SIGNATURE OF  ACCOUNTING                   DATE
OFFICER                                    2/24/97
/s/ Phillip Campbell
-------------------------------------------------------------------------------------------------------------
CONTRACTOR        STATE AGENCY      DEPT. OF GEN. SER.            CONTROLLER

                                                                      EXHIBIT 11

                            MANAGED CARE SOLUTIONS, INC.
-------------------------------------------------------------------------------------------------

                        Computation of Per Share Earnings (1)

                                                                          May 31,
                                                          ---------------------------------------
                                                              1997          1996          1995
                                                          -----------   -----------   -----------

Income (loss) from continuing operations                  $ (911,000)   $(2,214,000)  $   461,000
Discontinued operations, net of taxes                              -       (254,000)    3,025,000
                                                          ----------    -----------   -----------
Net income (loss)                                         $ (911,000)   $(2,468,000)  $ 3,486,000
                                                          ==========    ===========   ===========

Weighted-average common shares outstanding                 4,365,000      2,827,000     2,280,000
Treasury stock repurchased                                         -       (125,000)      (45,000)
                                                          ----------    -----------   -----------
Weighted-average common and common
  equivalent shares outstanding                            4,365,000      2,702,000     2,235,000
                                                          ==========    ===========   ===========

Net income (loss) per share (2)
  Continuing operations                                   $    (0.21)   $     (0.82)  $      0.21
  Discontinuing operations                                        -           (0.09)         1.35
                                                          ----------    -----------   -----------
                                                          $    (0.21)   $     (0.91)  $      1.56
                                                          ==========    ===========   ===========



(1)  This exhibit  should be read in  conjunction  with "Summary of  Significant
     Accounting Policies - Earnings Per Share" in Note 2 to the Managed Care
     Solutions, Inc. financial statements.

(2) Fully diluted earnings per share have not been presented as amounts are the same as the primary earnings per share.

                                                                      EXHIBIT 21

                          MANAGED CARE SOLUTIONS, INC.
--------------------------------------------------------------------------------

                         Subsidiaries of the Registrant

                                              State of
Subsidiary                                 Incorporation          Ownership %

Arizona Health Concepts, Inc.                Arizona                 100%

Managed Care Solutions of Arizona, Inc.      Arizona                 100%

Ventana Health Systems, Inc.                 Arizona                 100%

Community Health USA, Inc.                   Arizona                 100%



                                                                      EXHIBIT 23

                          MANAGED CARE SOLUTIONS, INC.
--------------------------------------------------------------------------------

                       Consent of Independent Accountants

We  hereby  consent to  the  incorporation  by  reference  in  the  Registration
Statements on Form S-8 (No. 333-04981, No. 33-42905, No. 33-56826, No. 33-76720,
No. 33-92042, and No. 333-27063) of Managed Care Solutions, Inc. of our report dated July 25, 1997 appearing on page 23 of this Form 10-K.



PRICE WATERHOUSE LLP
Phoenix, Arizona
August 27, 1997
