Form 10-Q
period 1997-08-31
MANAGED CARE SOLUTIONS INC
filed 1997-10-15
CIK 876625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For quarterly period ended August 31, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No  _______
    -----

There were 4,389,855 shares of common stock outstanding as of October 15, 1997.

                               TABLE OF CONTENTS

                                                                            Page


Part I      FINANCIAL INFORMATION


     Item 1.Financial Statements


           Consolidated Balance Sheets........................................3


           Consolidated Statements of Operations..............................4


           Consolidated Statements of Cash Flows..............................5


           Notes to Unaudited Consolidated Financial Statements...............6


     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................7-10


Part II     OTHER INFORMATION


     Item 1.Legal Proceedings................................................10


     Item 4.Submission of Matters to a Vote of Security Holders..............10


     Item 6.Exhibits and Reports on Form 8-K.................................10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              MANAGED CARE SOLUTIONS, INC.
                                              CONSOLIDATED BALANCE SHEETS


                                                                                          August 31,      May 31,
                                                                                             1997          1997
                                                                                         ------------   ------------
                                                                                         (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents, including restricted cash of $ 6,234,000 and $ 5,304,000    $  7,293,000   $  7,212,000
  Short-term investments                                                                    1,502,000      1,503,000
  Accounts and notes receivable and unbilled services, net                                  4,773,000      3,998,000
  Related party accounts and notes receivable                                                  15,000         26,000
  Prepaid expenses and other current assets                                                 1,488,000      1,735,000
  Deferred income taxes, net                                                                  933,000        971,000
                                                                                         ------------   ------------
     Total current assets                                                                  16,004,000     15,445,000

Notes receivable                                                                              255,000        315,000
Related party notes receivable                                                                712,000        941,000
Property and equipment, net                                                                 4,067,000      3,723,000
Performance bonds                                                                           3,738,000      3,737,000
Goodwill, net                                                                               3,100,000      3,191,000
Other assets                                                                                  618,000        665,000
                                                                                         ------------   ------------
                                                                                         $ 28,494,000   $ 28,017,000
                                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                       $    443,000   $    350,000
  Accrued medical claims                                                                    6,622,000      7,080,000
  Risk pool payable                                                                         2,253,000      2,035,000
  Related party risk pool payable                                                             291,000        301,000
  Accrued expenses                                                                          3,084,000      2,668,000
  Current portion of long-term debt                                                           200,000        200,000
                                                                                         ------------   ------------
     Total current liabilities                                                             12,893,000     12,634,000

Long-term debt                                                                                 17,000         67,000
Related party long-term debt                                                                3,723,000      3,643,000
Deferred income taxes, net                                                                    203,000        203,000
                                                                                         ------------   ------------
     Total liabilities                                                                     16,836,000     16,547,000
                                                                                         ------------   ------------

Commitments                                                                                         -              -

Stockholders' Equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - 6.85 shares                                             7,000          7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,390,000 shares                                                   44,000         44,000
  Capital in excess of par value                                                           14,497,000     14,497,000
  Accumulated deficit                                                                      (2,890,000)    (3,078,000)
                                                                                         ------------   ------------
     Total stockholders' equity                                                            11,658,000     11,470,000
                                                                                         ------------   ------------
                                                                                         $ 28,494,000   $ 28,017,000
                                                                                         ============   ============


                          The accompanying notes are an integral part of these statements.

                         MANAGED CARE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended
                                             ----------------------------------
                                              August 31,           August 31,
                                                 1997                 1996
                                             -------------        -------------

Revenues                                     $  14,742,000        $  17,535,000
                                             -------------        -------------

Direct cost of operations                       11,780,000           14,078,000
Marketing, sales and administrative              2,757,000            4,532,000
                                             -------------        -------------

  Total costs and expenses                      14,537,000           18,610,000
                                             -------------        -------------

Operating income (loss)                            205,000           (1,075,000)
                                             -------------        -------------

Interest income                                    191,000               69,000
Interest expense                                   (91,000)             (36,000)
                                             -------------        -------------

  Net interest income                              100,000               33,000
                                             -------------        -------------

Income (loss) before income taxes                  305,000           (1,042,000)

Provision (benefit) for income taxes               117,000              (50,000)
                                             -------------        -------------

Net income (loss)                            $     188,000        $    (992,000)
                                             =============        =============

Net Income (loss) per share                  $        0.04        $       (0.23)
                                             =============        =============

Weighted Average Common and Common
  Equivalent Shares Outstanding                  4,502,000            4,365,000
                                             =============        =============

                                       4

        The accompanying notes are an integral part of these statements.

                                 MANAGED CARE SOLUTIONS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                Three Months Ended
                                                           ----------------------------
                                                            August 31,     August 31,
                                                               1997           1996
                                                           -------------   ------------

Cash flows from operating activities:
  Net income (loss)                                        $     188,000   $   (992,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Bad debt expense                                                    -        567,000
   Depreciation and amortization                                 422,000        422,000
   Loss on sale of property and equipment                          4,000              -
   Deferred income taxes                                          38,000              -
   Changes in assets and liabilities:
     Accounts receivable and unbilled services                  (775,000)    (1,778,000)
     Prepaid expenses and other current assets                   247,000       (162,000)
     Accounts payable                                             93,000      2,146,000
     Accrued medical claims                                     (458,000)     1,139,000
     Risk pool payable                                           218,000        261,000
     Related party risk pool payable                             (10,000)        18,000
     Accrued expenses                                            416,000        543,000
     Loss contract reserve                                             -       (400,000)
     Other changes in assets and liabilities                      47,000              -
                                                           -------------   ------------
Net cash provided by operating activities                        430,000      1,764,000
                                                           -------------   ------------

Cash flows from investing activities:
  Purchase of property and equipment                            (680,000)      (933,000)
  Proceeds from sale of property and equipment                     1,000              -
  Purchase of short-term investments                                   -       (500,000)
  Proceeds from maturity/sale of short-term investments            1,000      1,369,000
  Net payments of notes receivable                               300,000              -
  Increases in assets securing performance bond                   (1,000)      (112,000)
                                                           -------------   ------------
Net cash used in investing activities                           (379,000)      (176,000)
                                                           -------------   ------------

Cash flows from financing activities:
  Due to Medicus Systems Corporation                                   -       (145,000)
  Net increase (decrease) in long-term debt                       30,000     (1,250,000)
                                                           -------------   ------------
Net cash provided by (used in) financing activities               30,000     (1,395,000)
                                                           -------------   ------------

Net increase in cash and cash equivalents                         81,000        193,000
Cash and cash equivalents, beginning of period                 7,212,000      3,804,000
                                                           -------------   ------------
Cash and cash equivalents, end of period                   $   7,293,000   $  3,997,000
                                                           =============   ============

                                              5

               The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
---------------------------

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1997.

NOTE 2 - NET INCOME PER SHARE
-----------------------------

Net  income (loss)  per common share  has been computed by  dividing  net income
(loss) by the weighted average common equivalent shares outstanding during the period. Common stock equivalents include shares issuable on the exercise of stock options and warrants when dilutive, using the treasury stock method from date of grant.

The following is the computation of the reconciliation of the numerators and denominators of net income per common share and net income per common share, assuming dilution in accordance with Statement of Financial Accounting
Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 was issued in February 1997 and is effective for financial statements for both interim and annual periods ending after December 15, 1997.

Supplemental earnings per share:

                                                                           Three Months Ended
                                             -----------------------------------------------------------------------------

                                                         August 31, 1997                       August 31, 1996
                                             -------------------------------------  --------------------------------------

                                                Income         Shares     Per Share   Income          Shares     Per Share
                                             (Numerator)   (Denominator)   Amount   (Numerator)   (Denominator)   Amount

Net income per common share:
  Income available to common stockholders     $188,000       4,390,000      $0.04    $(992,000)      4,365,000     $(0.23)
Effect of dilutive securities:
  Stock options and warrants                         -         112,000                       -               -
                                              --------       ---------               ---------      ----------

Net income per common share, assuming
  dilution:
  Income available to common stockholders
    and assumed conversions                   $188,000       4,502,000      $0.04    $(992,000)      4,365,000     $(0.23)
                                              ========       =========      =====    =========       =========     ======

NOTE 3 - RESTRICTIONS ON FUND TRANSFERS
---------------------------------------

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,575,000 at August 31, 1997, with deposit and reserve requirements (performance bonds) representing $3,738,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $4,837,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

Results of Operations

Revenues decreased to $14,742,000 for the three-month period ended August 31, 1997 from $17,535,000 for the comparable period in fiscal year 1997. For the three-month periods ended August 31, 1997 and 1996, revenues consisted of $5,435,000 and $5,283,000, respectively, from fees received for management of health plans not owned by the Company and $9,307,000 and $12,252,000, respectively, from capitation revenue received by Ventana and AHC. Management fee revenue from non-owned plans increased 3% for the three months ended August 31, 1997 over the comparable period in the prior year, while capitation revenue from Ventana and AHC decreased 24%.

AHC revenues decreased by $2,638,000 primarily as a result of transition of members in Maricopa County to a different plan on December 1, 1996. For the three-month periods ended August 31, 1997 and 1996 average member months for AHC were approximately 6,720 and 11,760, respectively. Ventana revenues decreased by $307,000 primarily due to a decrease in membership. For the three-month period ended August 31, 1997 average member months were approximately 1,050 versus 1,150 for the comparable period in fiscal year 1997.

Direct cost of operations decreased to $11,780,000 for the three-month period ended August 31, 1997 from $14,078,000 for the comparable period in fiscal year 1997. For the three-month periods ended August 31, 1997 and 1996 direct cost of operations consisted of $3,937,000 and $2,914,000, respectively, related to fees generated from management of health plans not owned by the Company and $7,843,000 and $11,164,000, respectively, from operating expenses of Ventana and AHC. The direct cost of operations to manage plans as a percentage of related revenue decreased to 72% during the three-month period ended August 31, 1997, from 82% for the comparable period in the prior year. The decrease was primarily due to the termination of unprofitable contracts during the second quarter of fiscal year 1997, termination of approximately 10% of employees in July 1996 as part of a workforce reduction plan and efforts to minimize operating costs. Direct costs as a percentage of related revenue for the three-month period ended August 31, 1997 and 1996 were 84% and 83%, respectively, for Ventana and 85% and 91%, respectively, for AHC. The decrease in direct cost of operations for Ventana and AHC reflect the decrease in average member months from the three-month period ended August 31, 1996 to the comparable period in fiscal year 1998.

In conjunction with the acquisition of AHC in March 1996, the Company recorded a loss contract reserve of $542,000, including anticipated contract losses of $440,000 for the period June 1, 1996 to September 30, 1996. The Company charged operating losses incurred totaling $330,000 for the three-month period ended August 31, 1996, against this reserve. As a result, these contract losses are not fully reflected in the Company's operating results for the three-month period ended August 31, 1996.

Marketing, sales and administrative expenses decreased from $4,532,000 for the three-month period ended August 31, 1996 to $2,757,000 for the three-month period ended August 31, 1997. This decrease is primarily the result of the termination of unprofitable contracts during the second quarter of fiscal year 1997, the workforce reduction plan implemented in July 1996 and efforts to minimize operating costs.

Net interest income for the three-month period ended August 31, 1997 was $100,000 which is primarily related to investments held by Ventana and AHC partially offset by interest expense on the Company's outstanding convertible debt. For the three-month period ended August 31, 1996, net interest income was $33,000 related to short-term investments of the Company. Net interest income has increased during the three-month period ended August 31, 1997 versus the comparable period in the prior fiscal year as a result of the growth in cash and cash equivalents and short-term investments.

Income tax rate was 38% and 5% for the three-month period ended August 31, 1997 and 1996, respectively. The variance between the rates is primarily caused by a need to provide a valuation allowance on deferred tax assets of the Company for the three-month period ended August 31, 1996.

Net income was $188,000 for the three-month period ended August 31, 1997 versus a net loss of $992,000 for the comparable period in the prior fiscal year. The primary reasons for the change in profitability were costs in the 1996 period related to terminated contracts in Colorado, Illinois and Missouri and costs associated with employees terminated as part of the workforce reduction effort in July 1996.

In March 1997, the Company entered into an administrative services agreement with Rio Grande HMO, Inc., a subsidiary of Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX"), to participate in the STAR+Plus Program of the Texas Department of Human Services. The STAR+Plus Program is a demonstration project in Harris County, Texas that will provide comprehensive managed health care services to aged, blind and disabled Medicaid beneficiaries, including those needing long-term care services. Rio Grande HMO, Inc. is one of three contractors selected to participate in this $300 million per year program covering over 60,000 individuals. This program is scheduled to begin enrollment in December 1997.

In June 1997, AHC was selected as one of the prepaid health plans to manage the delivery of health care services in Arizona's Medicaid program for three years with two additional one-year extensions. The contract became effective on October 1, 1997 and covers two counties in northwest Arizona. The current enrollment of AHC is approximately 7,000 members.

In June 1997,  the Company  entered into an  administrative  services  agreement with Lovelace Health Systems ("Lovelace"), a New Mexico subsidiary of CIGNA Healthcare Corporation. The Company provides management services to Lovelace to support its Medicaid managed care contract with the State of New Mexico's Human Services Department. Lovelace was one of three organizations awarded a two-year contract with the state to provide comprehensive managed health care services to an aggregate of over 245,000 Medicaid eligible recipients statewide. Effective October 1, 1997, Lovelace enrolled over 25,000 members during two of four enrollment phases, which continue through May 1998.

Liquidity and Capital Resources

During the three-month period ended August 31, 1997, the Company's cash and cash equivalents increased $81,000 to $7,293,000 on August 31, 1997, including an increase in restricted cash of $930,000. Operating activities provided $430,000 for the three-month period ended August 31, 1997, versus $1,764,000 for the same period in the prior fiscal year. The primary sources of cash during the three-month period ended August 31, 1997 were income from operations, growth in risk pool payables and prepaid expenses partially offset by increase in accounts receivable and unbilled services. During the comparable period in the prior year, cash was provided by the growth in current liabilities, partially offset by the loss from operations and growth in prepaid expenses and accounts receivable.

Investing activities used $379,000 for the three-month period ended August 31, 1997 versus $176,000 for the comparable period of the prior fiscal year. During the three-month period ended August 31, 1997, cash was used to purchase $680,000 of property and equipment primarily for the Albuquerque, Houston and Phoenix offices which included computer system upgrades. During the same period $300,000 was provided by net payments on notes receivable.

Financing activities provided $30,000 for the three-month period ended August 31, 1997 versus using $1,395,000 for the comparable period of the prior fiscal year during the first quarter of fiscal year 1997. Principal payments on long-term debt as well as payments to Medicus Systems Corporation were the primary uses of funds.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $8,575,000 at August 31, 1997, with deposit and reserve requirements (performance bonds) representing $3,738,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $4,837,000. Funds provided by Ventana to MCS under loan agreements totaled $743,000 at August 31, 1997. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by Arizona Health Care Cost Containment System Administration.

Based on its current projections of existing contracts, which include substantial capital expenditures in connection with its Rio Grande HMO and Lovelace Health Systems contracts, the Company believes that its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1998. The Company is currently pursuing new contracts to provide management services in new and existing markets. If the Company is successful in securing any of these opportunities it may require additional financing to cover start-up costs and capital equipment. MCS is actively negotiating with two corporations engaged in related health care businesses who have expressed a desire to invest in MCS common stock and/or enter into credit agreements with MCS. While the Company believes one or both of these transactions will be completed during the quarter ending November 30, 1997, there can be no assurance that either will be successful. If neither of these transactions is completed, the Company will be required to seek alternative financing while continuing its efforts to increase revenues and minimize operating costs.

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

Some of these uncertainties that may affect future results are discussed in more detail above. All forward-looking statements included in this document are based upon information presently available, and the Company assumes no obligation to update any forward-looking statement.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Redpath Computer Services, Inc. and Isotech Marketing, Inc., Arizona corporations that had filed for protection under Chapter 11 of the Bankruptcy Code, had filed an action against the Company and Ventana, among other defendants, seeking substantial damages for alleged breach of contract, copyright infringement, and conversion of software and unfair competition. During September 1997, Redpath and Isotech abandoned their claim against Ventana, released the Company and its affiliates from liability and agreed to voluntarily dismiss their claims in federal court. Ventana made no payments to Redpath or Isotech to induce this dismissal.

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held October 10, 1997:

                              Votes Cast        Authority
Description of Matter            For            Withheld
---------------------         ----------        ---------

Election of Directors:

   Richard C. Jelinek         4,193,932           2,209
   William G. Brown           4,193,870           2,271
   Risa Lavizzo-Mourey        4,193,932           2,209
   Henry Kaldenbaugh          4,193,932           2,209
   John Lingenfelter          4,193,791           2,350
   James A. Burns             4,193,932           2,209

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               (10.1)  Fourth Amendment to  contract   between   registrant  and
                       AlohaCare
               (10.2) Sixteenth Amendment to contract between the registrant and San Diego County, California
               (10.3)  Amendment to registrant's Employee Stock Purchase Plan
               (27)    Financial data schedule

          (b)  Reports on Form 8-K
                       None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MANAGED CARE SOLUTIONS, INC.

                    By:    /s/ James A. Burns
                           -----------------------------------------------------
                           James A. Burns, President and Chief Executive Officer

                    By:    /s/ Michael J. Kennedy
                           -----------------------------------------------------
                           Michael J. Kennedy, Chief Financial Officer

                    Dated: October 15, 1997

                                                                    Exhibit 10.1

                                FOURTH AMENDMENT

This amendment amends the Administrative Services Agreement between AlohaCare and Managed Care Solutions of Delaware ("MCS") dated April 25, 1994, as amended on August 25, 1995, September 25, 1995, and October 22, 1996, as follows:

   The first sentence of Section III.C.1.a, as amended by the October 22, 1996 amendment, which reads: "AlohaCare shall pay MCS an administrative fee of [***************]," is deleted in its entirety and is replaced with the following:

      a. Effective July 1, 1997 AlohaCare shall pay MCS an administrative fee based on the total number of enrolled QUEST and QUEST-Net members, in accordance with the following schedule:

           ENROLLED MEMBERS            PER MEMBER MONTHLY ADMINISTRATIVE FEE
           ----------------            -------------------------------------

            [************]                            [******]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]
            [******]                                  [********]

The administrative fee schedule set forth above shall be applied each and every month, as illustrated by the following hypothetical example:

   If in July AlohaCare's QUEST and QUEST-Net enrolled membership is [******] member months, then the administrative fee payable to MCS by AlohaCare shall be [*******] (the product of [*******************]). If in August AlohaCare's QUEST and QUEST-Net enrolled membership is [*********] member months, then the administrative fee payable to MCS by AlohaCare shall be [*********] (the product of [****************]).

*Confidential treatment is requested.

Page Two
Amendment Four
June 24, 1997

The Administrative Fee set forth above shall apply to administrative services for the Acute Care and Behavioral Health Care QUEST and QUEST-Net pro-grams of AlohaCare, but shall not apply to Dental program administration, Aged, Blind and Disabled (ABD) program administration, Long Term Care (LTC) program administration, or any other program not currently operational within AlohaCare. An agreement concerning administrative fees for such new Dental, ABD, LTC or other currently non-operational programs of AlohaCare shall be negotiated between AlohaCare and MCS and be made an amendment to this Agreement.

The Administrative Fee structure as set forth above shall be effective from July 1, 1997 until June 30, 1999. The Administrative Fee shall be adjusted upward on each anniversary of the effective date of this Amendment by the following formula: The applicable per member-per month figure will be multiplied by a fraction the numerator of which being the consumer price index figure for Honolulu, Hawaii most recently published by the United States Department of Labor, Bureau of Labor Statistics and the denominator being such consumer price index figure for the same month of the immediately preceding year.

Profit or Loss (as defined below) incurred by MCS in an AlohaCare contract year pursuant to this Agreement shall not exceed [***********]. Profit or Loss shall be allocated between MCS and AlohaCare as follows:

      PROFIT/LOSS                   PERCENT TO MCS               MCS PROFIT/LOSS
      -----------                   --------------               ---------------

      [************]                      [******]                [********]

      [************]                      [****]                  [*******]

      [************]                      [****]                  [*******]

      [************]                      [***]                   [*]

Within 60 days after the end of the AlohaCare contract year, MCS or AlohaCare as the case may be, shall pay to the other party any amount due pursuant to this amendment.

"Costs" shall mean all out-of-pocket expenses paid or incurred by MCS in providing administrative services to AlohaCare in an AlohaCare contract year in accordance with generally accepted accounting principles (GAAP).

"Fees" shall mean all administrative fees paid to MCS by AlohaCare in an AlohaCare contract year pursuant to this Agreement.

*Confidential treatment is requested.

Page Three
Amendment Four
June 24, 1997

"Profit"   and   "Loss"   shall   mean  an  amount  resulting  from  subtracting
[********************* *********************].

MCS shall not be at risk for losses of AlohaCare or any AlohaCare risk pool or participate in profits of AlohaCare or of any AlohaCare risk pool.

MCS shall be paid an Incentive Payment at the end of each contract year in an amount up to [****] of the Fees. The terms and conditions governing the Incentive Payment shall be determined by MCS and AlohaCare and made an amendment to this Agreement.

The Profit and the Incentive Payment in an AlohaCare contract year shall not exceed an amount equal to [***] times the number of member months sustained by AlohaCare for such contract year.

The remaining provisions of Section III.C.1.a and unamended provisions of the Agreement, as amended on August 25, 1995 and September 25, 1995, shall remain in full force and effect.

This amendment shall be effective as of July 1, 1997.

ALOHACARE                           MANAGED CARE SOLUTIONS
---------                           ----------------------


By    /s/ Jory Watland                    By    /s/ James Burns

Its   President                           Its   President & CEO

Date  June 27, 197                        Date  June 26, 1997

*Confidential treatment is requested.

                                                                   Exhibit 10.2

                                                   COUNTY CONTRACT NUMBER #43497

                                   AGREEMENT

AGREEMENT between the COUNTY OF SAN DIEGO hereinafter called COUNTY and

                          MANAGED CARE SOLUTIONS, INC.
                          8840 Complex Drive Suite 300
                               San Diego CA 92123
                       (619) 492-4422 FAX (619) 565-4091

hereinafter referred to as CONTRACTOR for County of San Diego, Department of Health Services, Community Health Services, Perinatal Care Network.
--------------------------------------------------------------------------------

                                  WITNESSETH:

WHEREAS CONTRACTOR is specially trained and possesses certain skills, experience, education and compentency to perform certain special services, and COUNTY desires to engage CONTRACTOR for such special services upon the terms provided and,

WEHREAS, pursuant to the provisions of the California Government Code Section 26227, The Board of Supervisors of COUNTY is authorized to enter a contract for such services.

WHEREAS, the County, by San Diego County Charter, Section 705 has authority to obtain bids or quotations and award a contract for software systems and other services and has by Article V or the San Diego County Administrative Code,
Section 93.1 (a) authorized the Purchasing and Contracting Director to award a contract for

OPERATION AND ADMINISTRATION OF THE PERINATAL CARE TOLL-FREE TELEPHONE SERVICES

NOW THEREFORE the parties hereto do mutually agree to the terms and conditions as attached and set forth in:

SECTION             TITLE
A                   Special Terms and Conditions
B                   Standard Terms and Conditions
C                   Statement of Work
D                   Budget
E                   CHC proposal dated October 17, 1996 as modified by CHC Best and Final Offer dated December 16, 1996
                    CHC Revised Best and Final Offer dated December 17, 1996

IN WITNESS THEREOF COUNTY AND CONTRACTOR have executed this AGREEMENT to be effective:

                                January 1, 1997

CONTRACTOR:                                 COUNTY:

BY:    /s/ Michael Tweedell  Date: 12/17/96  BY:     /s/ William L. Napier  Date:  12/18/96
       --------------------                          ---------------------

NAME:  Michael D. Tweedell                   NAME:   William L. Napier
-------------------------------------------------------------------------------------------

TITLE: Senior Vice President                 TITLE:  Purchasing and Contracting Director

--------------------------------------------------------------------------------
County Counsel Approval:  N/A             Auditor-Controller  Approval:  N/A
--------------------------------------------------------------------------------
CH43497.AGR  December 17, 1996
--------------------------------------------------------------------------------

                      SIXTEENTH AMENDMENT TO THE AGREEMENT
                        TO PROVIDE ADMINISTRATION OF THE
                               COUNTY OF SAN DIEGO
                         COUNTY MEDICAL SERVICES PROGRAM
                  COUNTY OF SAN DIEGO CONTRACT NUMBER 41217


THIS SIXTEENTH AMENDMENT is to the Agreement made between the COUNTY of San Diego (hereinafter referred to as "COUNTY") and MANAGED CARE SOLUTIONS, FORMERLY MEDICUS Systems Corporation located at 8840 Complex Drive, San Diego, CA 92123 (hereinafter referred to as "Contractor") for the administration of the COUNTY of San Diego, COUNTY Medical Services Program.

                                   WITNESSETH

WHEREAS,   Contractor  possesses  certain  skills,  experience,   education  and
competency to perform certain special services, and COUNTY desires to engage Contractor for such special services upon the terms provided; and

WHEREAS, the COUNTY Director of Purchasing and Contracting, pursuant to action of the Board of Supervisors, Item 22 on February 21, 1989, awarded a contract to the Contractor to provide administration of the COUNTY Medical Services (CMS) Program, for an initial term through June 30, 1992 with an option to extend for two additional two-year terms; and

WHEREAS, the COUNTY, by action of the Board of Supervisors, Item 56 on February 13, 1990, authorized the Director of Purchasing and Contracting to approve, authorize, and execute a sole source amendment to the COUNTY Contract with MEDICUS Systems Corporation for day-to-day operations and claims payment related to AB75 and SB12/612; and

WHEREAS, the COUNTY, by action of the Board of Supervisors, Item 12 on June 12, 1990, authorized the extension of CMS Program contracts for the three-month period, July 1, 1990 through September 30, 1990; and

WHEREAS, the COUNTY by action of the Board of Supervisors, Item 5 on September 12, 1990, authorized the extension of CMS Program contracts for the 9 month period, October 1, 1990 through June 30, 1991; and

WHEREAS, the COUNTY by action of the Board of Supervisors, Item 39A on February 26, 1991, directed the Chief Administrative Officer to terminate the CMS Program by close of business March 5, 1991, effective March 16, 1991, unless adequate funds were made available from the State; and

                      SIXTEENTH AMENDMENT TO THE AGREEMENT
                        TO PROVIDE ADMINISTRATION OF THE
                               COUNTY OF SAN DIEGO
                         COUNTY MEDICAL SERVICES PROGRAM

WHEREAS, the COUNTY by action of the Board of Supervisors, Item 31 on March 5, 1991, set aside action taken on February 26, 1991 to terminate the CMS Program by March 5, 1991, and instructed the Chief Administrative Officer to send out notices to terminate the CMS contracts by the end of the day on March 8, 1991, effective March 19, 1991, unless the State provided the COUNTY with binding assurances that it would provide the COUNTY with revenues in the amount of at least $16,000,000 to pay for the CMS program for the remaining of FY 90-91; and

WHEREAS, the Superior Court in San Diego COUNTY on March 18, 1991 ordered a stay of the Notices of Termination; and

WHEREAS, the State reduced its allocation to the San Diego COUNTY CMS Program for Fiscal Years 1990-91 and 1991-92; and

WHEREAS,  a  variety  of   functions  are  required   to  be  performed  by  the
CONTRACTOR to close out the CMS Program; and

WHEREAS, the COUNTY by action of the Board of Supervisors, Item 6 on June 24, 1991, authorized the extension of CMS Program contracts for the two month period, July 1, 1991 through August 31, 1991; and

WHEREAS,  the  COUNTY  by  action  of  the  Board  of  Supervisors,  Item  39 on
July  23,  1991  authorized  extension  of   CMS   Program   contracts   through
June 30, 1992; and

WHEREAS,  the  COUNTY  by  action  of  the  Board  of  Supervisors,  Item  38 on
June  2,  1992   authorized   extension   of   CMS  Program  contracts   through
June 30, 1993; and

WHEREAS, the COUNTY by action of the Board of Supervisors, Item 2, on October 6, 1992, authorized provision of clinic services to HIV+ patients through CMS community clinics; and

WHEREAS, the COUNTY by action of the Board of Supervisors, Minute Order #6 on February 2, 1993, authorized expansion of the Perinatal Care Network (PCN) Referral Services; and

WHEREAS, the COUNTY by action of the Board of Supervisors on June 29, 1993, authorized extension of CMS Program contracts through June 30, 1994 (Items #63 and #17), as well as extension of the Perinatal Care Network (Items #17 and #13), and clinic services for HIV+ patients (Item #20);

WHEREAS, the COUNTY by action of the Board of Supervisors on June 21, 1994, authorized extension of the CMS Program contracts through June 30, 1995 (Item #28), extension of the contract with MEDICUS for the Perinatal Care Network Program (Item #17), and extension of the CARE ACT contracts with the clinics and with MEDICUS for clinic services for HIV+ patients (Item #34);

WHEREAS, the COUNTY by action of the Board of Supervisors on June 27, 1995, authorized extension of the CMS Program contracts through June 30, 1996 (Item #
9), extension of the contract with MEDICUS for the Perinatal Care Network Program (Item # 6), and extension of the CARE ACT contracts with the clinics and with MEDICUS for clinic services for HIV+ patients (Item # 9);

WHEREAS, the COUNTY by action of the Board of Supervisors on March 19, 1996, authorized extension of the CARE ACT contracts with the clinics and with MEDICUS for clinic services for HIV+ patients (Item # 20);

WHEREAS, THE COUNTY BY ACTION OF THE BOARD OF SUPERVISORS ON DECEMBER 3, 1996, AUTHORIZED EXTENSION OF THE COUNTY MEDICAL SERVICES' ADMINISTRATIVE CONTRACT WITH MANAGED CARE SOLUTIONS (ITEM # 20);

NOW, THEREFORE, the parties hereto do mutually agree to the terms and conditions as attached and set forth in this SIXTEENTH Amendment to the agreement.

1. SECTION 2 WORK TO BE PERFORMED BY CONTRACTOR is amended as to the following sections under RFP 90231 Statement of Work. These are amended to reflect mutually agreed upon operational changes to performance requirements; and are hereby amended as follows:

      6.    SYSTEM OVERVIEW

            6.8   CONTRACT CLOSE-OUT
                  ------------------

                  COUNTY AND CONTRACTOR HAVE NEGOTIATED A FIRM FIXED PRICE FOR MONTH-TO-MONTH SERVICES BEYOND JUNE 30, 1997, AS WELL AS A THREE MONTH CLOSE OUT PERIOD BEYOND JUNE 30, 1997. IF
                  EXERCISED BY THE COUNTY, COUNTY SHALL NOTIFY CONTRACTOR AT LEAST 45 CALENDAR DAYS IN ADVANCE OF ITS INTENT TO EXERCISE ANY OPTION TO EXTEND THIS AGREEMENT. CONTRACTOR SHALL PROVIDE THE COUNTY WITH AT LEAST 120 CALENDAR DAYS PRIOR NOTICE, SHOULD CONTRACTOR DESIRE TO TERMINATE THIS AGREEMENT.

            8.1   OVERALL SYSTEM MANAGEMENT

               8.1.2 ADMINISTRATIVE CONTRACTOR RESPONSIBILITIES
                     ------------------------------------------

                  d. THE PROVISION TO PROVIDE 200 HOURS OF NON-MANAGEMENT COUNTY REPORT ASSISTANCE IS DELETED; HOWEVER, CONTRACTOR SHALL PARTICIPATE AS REASONABLY REQUESTED BY THE COUNTY IN RESEARCH AND EVALUATIVE STUDIES DESIGNED TO SHOW THE EFFECTIVENESS AND/OR EFFICIENCY OF THE COUNTY MEDICAL SERVICES PROGRAM. Institutionalized reports related to the program are operational and are not considered non-management reports. (e.g. AB8, Legislation, Board inquiries, etc.)

            8.7   CLAIMS PROCESSING

               8.7.2 ADMINISTRATIVE CONTRACTOR RESPONSIBILITIES
                     ------------------------------------------

                  c. Provide a settlement and distribution of the funds in each pool within the following days of the end of the fiscal year: Hospital Pool = ON OR BEFORE SEPTEMBER 30TH; Primary Care Pool = ON OR BEFORE SEPTEMBER 30th; Specialty Pool = ON OR BEFORE SEPTEMBER 30TH. This is to be done according to the pre-determined formula specified in the provider contracts.

2. SECTION 5 CONTRACT TYPE AND PAYMENT is hereby amended in its entirety as follows:

      This Agreement shall be of two types, a cost reimbursement for all capital equipment acquisitions and a fixed price with redetermination for all other Contractor cost.

      All capital equipment, equipment that has a value of $1000.00 or greater and a life of three years or greater, shall be pre-approved by the COUNTY, shall be competitively acquired, and invoiced within 30 days after receipt and acceptance. All capital equipment shall be kept in good working order and maintained by the Contractor. It shall be properly tagged as COUNTY fixed assets, and returned or disposed of in accordance with COUNTY fixed assets procedures. COUNTY shall reimburse the CONTRACTOR the cost provided the item does not exceed the funds available in the agreed upon capital acquisition amount for the period. The agreed upon capital acquisition amount for the transition period and first year through June 30, 1990 is $101,760.00. The agreed upon capital acquisition amount for the period July 1, 1990 through June 30, 1991 is $15,000.00; the amount for
      July 1,  1991  through  June 30,  1992 is   $15,000.00;   the  amount  for
      July 1, 1992 through June 30, 1993 is $15,000.00; the amount for July 1, 1993 through June 30, 1994 is $15,000; the amount for July 1, 1994 through June 30, 1995 is $15,000; the amount for July 1, 1995 through June 30, 1996 is $15,000; the amount for July 1, 1996 through JUNE 30, 1997 IS $33,000. The COUNTY shall reimburse 100 percent of capital equipment invoices. All other terms of Section B, Item 29, page B-7 of RFP 90231 remain in effect. For AB75 and SB12/612 Related Work, the COUNTY and CONTRACTOR agree to an additional $25,000.00 for capital acquisition from April 1, 1990 through June 30, 1990.

      All other cost such as labor, material, rents and leases, consultant services, etc. for providing the specified services shall be reimbursed at firm fixed price prorated for monthly payments. The firm fixed price for the transition period is $210,040.00. This price is to be prorated as follows: through May 31, 1989, $60,040.00 and through June 30, 1989, $150,000.00. The firm fixed price with redetermination for the first year is $2,661,600.00. This price is to be prorated at one twelfth of the total for each of the twelve months from July 1 to June 30 in the amount of $221,800.00 per month. The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First
      Amendment) is $334,063.00 for the period March 1, 1990 through June 30, 1990. This price is prorated for each of the four months from March 1, 1990 to June 30, 1990 in the amount of $83,515.75 per month. The firm fixed price for all specified services in Section 2, as amended, for the first year is $2,661,600 plus $334,063 for a total of $2,995,663. This amount is to be prorated as follows: July 1989 through February 1990, $221,800 per month; March 1990 through June 1990, $221,800 plus $83,515.75 for a total of $305,315.75 per month.

      The firm fixed price for administration of the CMS Program for the period July 1, 1990 through September 30, 1990 is $723,821 (25% of $2,895,287);
      this price is to be prorated at one-third of the total for each of the three months from July 1 to September 30, 1990, in the amount of $241,274 per month.

      The firm fixed price for administration of the CMS Program for the period October 1, 1990 through June 30, 1991 is $2,171,465 (the 9 month portion of $2,895,287); this price is to be prorated for each of the 9 months from October 1 to June 30, in the amount of $241,274 per month; except in the event the CMS Program is terminated prior to the end of FY 1990-91, where upon 10 days written notification, the firm fixed price will be prorated on a daily rate in the amount of $7906 through June 30, 1991.

      The firm fixed price for administration of the CMS Program for the period July 1, 1991 through August 31, 1991 is $482,548 (the 2 month portion of $2,895,287); this price is to be prorated for each of the 2 months from July 1, to August 31, 1991 in the amount of $241,274 per month.

      The firm fixed price for administration of the CMS Program for the period September 1, 1991 through June 30, 1992 is $2,412,739 (the 10-month portion of $2,895,287); this price is to be prorated for each of the ten months from September 1, 1991 to June 30, 1992 in the amount of $241,274 per month. In the event the CMS Program is terminated prior to the end of FY 1991-92, upon 10 days written notification by the Director of Health Services, Contractor will be paid an additional three months at $241,274 per month for closeout activities pending further negotiations.

      The firm fixed price for administration of the CMS Program for the period July 1, 1992 through June 30, 1993 is $2,895,287; this price is to be prorated for each of the twelve months in the amount of $241,274 per month.

      The firm fixed price for administration of the CMS Program for the period July 1, 1993 through June 30, 1994 is $2,895,287; this price is to be prorated for each of the twelve months in the amount of $241,274 per month.

      The firm fixed price for administration of the CMS Program for the period July 1, 1994 through June 30, 1995 is $2,895,287; this price is to be prorated for each of the twelve months in the amount of $241,274 per month.

      The firm fixed price for administration of the CMS Program for the period July 1, 1995 through June 30, 1996 is $2,895,287; this price is to be prorated for each of the twelve months in the amount of $241,274 per month.

      The firm fixed price for administration of the CMS Program for the period July 1, 1996 through December 31, 1996 is $1,447,644; this price is to be prorated for each of the six months in the amount of $241,274 per month.

      THE FIRM FIXED PRICE FOR ADMINISTRATION OF THE CMS PROGRAM FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30, 1997 IS $1,214,814; THIS PRICE IS TO BE PRORATED FOR EACH OF THE SIX MONTHS IN THE AMOUNT OF $202,469 PER MONTH.

      IF EXERCISED AT THE COUNTY'S OPTION, THE COUNTY MAY CONTRACT FOR MONTH-TO-MONTH ADMINISTRATION OF THE CMS PROGRAM AFTER JUNE 30, 1997 AT THE FIRM FIXED PRICE OF $194,283 PER MONTH.

      IF EXERCISED AT THE COUNTY'S OPTION, THE FIRM FIXED PRICE FOR ADMINISTRATION OF THE CMS PROGRAM FOR LAST THREE MONTHS OF SERVICE, TO INCLUDE RECONCILING AND FINAL CLOSE OUT OF THE PROGRAM, IS $524,709; THIS PRICE IS TO BE PRORATED FOR EACH OF THE THREE MONTHS IN THE AMOUNT OF $174,903 PER MONTH.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) is $155,000 (25% of $620,000) for the period July 1, 1990 through September, 1990. This price is prorated for each of the three months from July 1, 1990 to September 30, 1990 in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) is $465,000 (9 months portion of $620,000) for the period October 1, 1990 through June 30, 1991. This price is prorated for each of the nine months from October 1, 1990 to June 30, 1991 in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period July 1, 1991 through August 31, 1991 is $103,333 (2 months portion of $620,000). This price is prorated for each of the two months from July 1, 1991 to August 31, 1991 in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period September 1, 1991 through June 30, 1992 is $516,667 (the 10-month portion of $620,000). This price is prorated for each of the ten months from September 1, 1991 to June 30, 1992 in the amount of $51,666 per month. In the event the CMS Program is terminated prior to the end of FY 1991-92, upon 10 days written notification by the Director of Health Services, Contractor will be paid an additional three months at $ 51,666 per month for closeout activities pending further negotiations.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period July 1, 1992 through June 30, 1993 is $620,000. This price is prorated for each of the twelve months in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period July 1, 1993 through June 30, 1994 is $620,000. This price is prorated for each of the twelve months in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period July 1, 1994 through June 30, 1995 is $620,000. This price is prorated for each of the twelve months in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period July 1, 1995 through June 30, 1996 is $620,000. This price is prorated for each of the twelve months in the amount of $51,666 per month.

      The firm price for the work specified in "Statement of Work for AB75 and SB12/612 Related Programs" (attached to the First Amendment) for the period July 1, 1996 through December 31, 1996 is $309,996. This price is prorated for each of the six months in the amount of $51,666 per month.

      THE FIRM PRICE FOR THE WORK SPECIFIED IN "STATEMENT OF WORK FOR AB75 AND SB12/612 RELATED PROGRAMS" (ATTACHED TO THE FIRST AMENDMENT) FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30, 1997 IS $309,996. THIS PRICE IS PRORATED FOR EACH OF THE SIX MONTHS IN THE AMOUNT OF $51,666
      PER MONTH.

      IF EXERCISED AT THE COUNTY'S OPTION, THE COUNTY MAY CONTRACT FOR MONTH-TO-MONTH ADMINISTRATION OF THE AB75 AND SB12/612 RELATED PROGRAMS AFTER JUNE 30, 1997 AT THE FIRM FIXED PRICE OF $51,666 PER MONTH.

      IF EXERCISED AT THE COUNTY'S OPTION, THE FIRM PRICE FOR THE WORK SPECIFIED IN "STATEMENT OF WORK FOR AB75 AND SB12/612 RELATED PROGRAMS" (ATTACHED TO THE FIRST AMENDMENT) FOR THE LAST THREE MONTHS OF SERVICE IS $154,998. THIS PRICE IS PRORATED FOR EACH OF THE THREE MONTHS IN THE AMOUNT OF $51,666 PER MONTH.

      The firm fixed price for all specified services in Section 2, as amended, for the three month period, July 1, 1990 to September 30, 1990 is $723,821 plus $155,000 for a total of $878,821. This amount is to be prorated for each of the three months from July 1, 1990 to September 30, 1990 in the amount of $241,274 plus $51,666 for a total of $292,940. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network claims packaging and billing services") or the [Computer System] Personal Property Lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the nine month period, October 1, 1990 to June 30, 1991 is $2,171,465 plus $465,000 for a total of $2,636,465. This amount is to be prorated for each of the nine months from October 1, 1990 through June 30, 1991 in the amount of $241,274 plus $51,666 for a total of $292,940; except in the event the CMS Program is terminated prior to the end of FY 1990-91, where upon 10 days written notification, the firm fixed price will be prorated on a daily rate in the amount of $7906 plus $51,666 per month through June 30, 1991. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer
      Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), or the [Computer System] Personal Property Lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the two month period, July 1, 1991 to August 31, 1991 is $482,548 plus $103,333 for a total of $585,881. This amount is to be prorated for each of the two months from July 1, 1991 through August 31, 1991 in the amount of $241,274 plus $51,666 for a total of $292,940.

      The firm fixed price for all specified services in Section 2, as amended, for the ten month period, September 1, 1991 to June 30, 1992 is $2,412,739 plus $516,667 for a total of $2,929,406. This amount is to be prorated for each of the ten months from September 1, 1991 through June 30, 1992 in the amount of $241,274 plus $51,666 for a total of $292,940. In the event the CMS Program is terminated prior to the end of FY 1991-92, upon 10 days written notification, the firm fixed price of $292,940 per month will be prorated for an additional three months pending further negotiations. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), or the [Computer System] Personal Property Lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the two month period, July 1, 1991 to August 31, 1991 is $482,548 plus $103,333 for a total of $585,881. This amount is to be prorated for each of the two months from July 1, 1991 through August 31, 1991 in the amount of $241,274 plus $51,666 for a total of $292,940. The firm fixed price for all specified services in Section 2, as amended, for the ten month period, September 1, 1991 to June 30, 1992 is $2,412,739 plus $516,667 for a total of $2,929,406. This amount is to be prorated for each of the ten months from September 1, 1991 through June 30, 1992 in the amount of $241,274 plus $51,666 for a total of $292,940. In the event the CMS Program is terminated prior to the end of FY 1991-92, upon 10 days written notification, the firm fixed price of $292,940 per month will be prorated for an additional three months pending further negotiations. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), or the [Computer System] Personal Property Lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the period July 1, 1992 through June 30, 1993 is $2,895,287 plus $620,000 for a total of $3,515,287. This amount is to be prorated for each of the twelve months in the amount of $241,274 plus $51,666 for a total of $292,940. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer
      Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), Section 12 "Medi-Cal Recovery Services, or the [Computer System] Personal Property Lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the period July 1, 1993 through June 30, 1994 is $2,895,287 plus $620,000 for a total of $3,515,287. This amount is to be prorated for each of the twelve months in the amount of $241,274 plus $51,666 for a total of $292,940. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer
      Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), Section 12 "Medi-Cal Recovery Services", Section 13 "CARE ACT/CMS Supplemental Pool Services", or the [Computer System] Personal Property lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the period July 1, 1994 through June 30, 1995 is $2,895,287 plus $620,000 for a total of $3,515,287. This amount is to be prorated for each of the twelve months in the amount of $241,274 plus $51,666 for a total of $292,940. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer
      Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), Section 12 "Medi-Cal Recovery Services", Section 13 "CARE ACT/CMS Supplemental Pool Services", or the [Computer System] Personal Property lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the period July 1, 1995 through June 30, 1996 is $2,895,287 plus $620,000 for a total of $3,515,287. This amount is to be prorated for each of the twelve months in the amount of $241,274 plus $51,666 for a total of $292,940. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer
      Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), Section 12 "Medi-Cal Recovery Services", Section 13 "CARE ACT/CMS Supplemental Pool Services", or the [Computer System] Personal Property lease and Option to Buy.

      The firm fixed price for all specified services in Section 2, as amended, for the period July 1, 1996 through December 31, 1996 is $1,447,644 plus $309,996 for a total of $1,757,640. This amount is to be prorated for each of the six months in the amount of $241,274 plus $51,666 for a total of $292,940. These amounts are distinct and separate from any amounts invoiced by the Contractor related to the Second Amendment ("Computer
      Software Use and Services"), the Fifth Amendment ("Perinatal Provider Network Claims Packaging and Billing Services"), Section 12 "Medi-Cal Recovery Services", Section 13 "CARE ACT/CMS Supplemental Pool Services", or the [Computer System] Personal Property lease and Option to Buy.

      THE FIRM FIXED PRICE FOR ALL SPECIFIED SERVICES IN SECTION 2, AS AMENDED, FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30, 1997 IS $1,214,814 PLUS $309,996 FOR A TOTAL OF $1,524,810. THIS AMOUNT IS TO BE PRORATED FOR EACH OF THE SIX MONTHS IN THE AMOUNT OF $202,469 PLUS $51,666 FOR A TOTAL OF $254,135 PER MONTH. IF EXERCISED A THE COUNTY'S OPTION, THE FIRM FIXED PRICE FOR MONTH-TO-MONTH ADMINISTRATION OF THE CMS PROGRAM AND THE AB75 AND SB12/612 AND RELATED PROGRAMS IS $194,283 PLUS $51,666 FOR A TOTAL OF $245,949 PER MONTH. IF EXERCISED AT THE COUNTY'S OPTION, THE FIRM FIXED PRICE FOR THE LAST THREE MONTHS OF SERVICE IS $524,709 PLUS $154,998 FOR A TOTAL OF $679,707. THIS AMOUNT IS TO BE PRORATED FOR EACH OF THREE MONTHS IN THE AMOUNT OF $174,903 PLUS $51,666 FOR A TOTAL OF $226,569 PER MONTH. THESE AMOUNTS ARE DISTINCT AND SEPARATE FROM ANY AMOUNTS INVOICED BY THE CONTRACTOR RELATED TO THE SECOND AMENDMENT ("COMPUTER SOFTWARE USE AND SERVICES"), THE FIFTH AMENDMENT ("PERINATAL PROVIDER NETWORK CLAIMS PACKAGING AND BILLING SERVICES"), SECTION 12 "MEDI-CAL RECOVERY SERVICES",
      SECTION 13 "CARE ACT/CMS SUPPLEMENTAL POOL SERVICES", OR THE [COMPUTER SYSTEM] PERSONAL PROPERTY LEASE AND OPTION TO BUY. EFFECTIVE JANUARY 1, 1997, THE PERINATAL CARE NETWORK SERVICES CONTAINED WITHIN THIS CONTRACT WERE TERMINATED.

      The price is subject to redetermination any time the number of full time employees increases or decreases by three or more for any given month. Prior approval of the COUNTY is required for changes that will result in a redetermination of price. MONTHLY STAFFING LEVELS ARE CONTAINED IN THE MANAGED CARE SOLUTIONS PROPOSAL DATED JANUARY 28, 1997. The above redetermination does not apply to the claims processing requirement as MEDICUS warrants to take whatever action necessary to insure claims are paid in a timely manner during the first year of this Agreement at no additional cost to the COUNTY.

      Delete the 95 percent payment of services in Item 29. The COUNTY shall reimburse the Contractor 100 percent of the monthly invoice providing the service is satisfactory to the COUNTY and in no event reimburse less than 95 percent.

      Amounts invoiced but not reimbursed shall be reimbursed within 90 days or the COUNTY must provide within the 90 days a detailed reason why the funds are being held and when payment can be expected. In no event shall funds be withheld more than 180 days, except for those subject Section B, Item
      19. All other terms of Section B, Item 29, page B-7 of RFP 90231 remain in effect.

2. SECTION 10 COMPUTER SOFTWARE USE AND SERVICES, 10.2 and 10.3 are amended as to payment and to term, respectively, as follows:

      10.2 PAYMENT
           -------

      The maximum costs to be expended by Contractor for the software and related services is $453,586 for the period May 25, 1990 through
      June 30, 1991 (as detailed in Exhibit A); and $72,000 for the period July 1, 1991 through June 30, 1992 (as detailed in Exhibit "A-1"); and $100,000 for July 1, 1992 through June 30, 1993 (as detailed in Exhibit "A-2"); and $100,000 for July 1, 1993 through June 30, 1994 (as detailed in Exhibit "A-3"); and $133,250 for July 1, 1994 through June 30, 1995 (as detailed in Exhibit "A-4"); $135,000 for July 1, 1995 through June 30, 1996 (as detailed in Exhibit "A-5"); and $64,000 for July 1, 1996 through December 31, 1996 (as detailed in Exhibit "A-6"); AND $54,000 FOR JANUARY 1, 1997 THROUGH JUNE 30, 1997 (AS DETAILED IN EXHIBIT "A-6"); AND, IF EXERCISED AT THE COUNTY'S OPTION, AFTER JUNE 30, 1997 A MONTH-TO-MONTH COST APPROVED BY THE COUNTY AVERAGING $9,000 PER MONTH. COUNTY agrees to pay Contractor, without deduction, reservation or offset, within 30 days of receipt of an invoice from the Contractor. All such Contractor invoices shall include receipts and documentation of receipt and acceptance of components of the application software and other related expenses. The payments shall be paid to Contractor at the address of Contractor set forth herein or to such other place as Contractor may from time to time designate in writing.

      10.3 TERM
           ----

      The term of Section 10 shall continue until JUNE 30, 1997 WITH THE OPTION FOR MONTH-TO-MONTH EXTENSIONS AFTER JUNE 30, 1997, AS WELL AS A THREE MONTH OPTION PERIOD FOR FINAL RECONCILIATION AND FINAL CLOSE OUT OF THE PROGRAM.

3. SECTION 12 MEDI-CAL RECOVERY SERVICES, 12.2., is amended as to payment as follows:

      12.2  CONTRACT TYPE AND PAYMENT
            -------------------------

      The fee payable to the Contractor with respect to Medi-Cal payments received by COUNTY as a result of Contractor's scope of work delineated in
      Section 12.1, "MEDI-CAL RECOVERY SERVICES", for all but inpatient hospital services, shall be a percentage of the recoveries according to the following schedule:

            For   health  care  services  rendered  during  Fiscal  Year 1991/92
            (July 1, 1991 to June 30, 1992), 25% of recoveries.

            For  health  care  services  rendered  during  Fiscal  Year  1992/93
            (July 1, 1992 to June 30, 1993), 15% of recoveries, with a guaranteed first dollar from these recoveries up to $149,600 to cover staff and system start-up costs for FY 92-93. This amount will be part of the 15% and will be payable during FY 1993-94; however, if recoveries are less than $149,600, COUNTY will not be responsible for supplementing this amount and Contractor will recover only up to actual dollars recovered. For health care services rendered during FY 92-93, 25% of recoveries, for recoveries received during FY 94-95, FY 95-96 and FY 96-97.

            For health care services rendered during Fiscal Year 1993-94 (July 1, 1993 to June 30, 1994), 15% of recoveries received during FY 93-94; and 75% of the first $100,000 recovered and 25% of remaining recoveries, for recoveries received during FY 94-95; 25% of recoveries received during FY 95-96, and FY 96-97.

            For  health  care   services   rendered  during  Fiscal  Year  94-95
            (July 1, 1994 to June 30, 1995), 25% of recoveries received during FY 94-95, FY 95-96, and FY 96-97.

            For  health  care   services   rendered  during  Fiscal  Year  95-96
            (July 1, 1995 to June 30, 1996), 25% of recoveries received during FY 95-96 and FY 96-97.

            FOR   HEALTH  CARE   SERVICES  RENDERED  DURING  FISCAL  YEAR  96-97
            (JULY 1, 1996 TO JUNE 30, 1997), 25% OF RECOVERIES RECEIVED DURING FY 96-97 OR AFTER FY 96-97.

      Payment of Contractor's fees shall be made to Contractor directly from the Medi-Cal recovery account. On a monthly basis, Contractor shall submit an invoice to the Department of Health Services, providing documentation of funds recovered during the period and Contractor's fee amount for the period. Upon approval of the invoice by the Contract Administrator, Contractor will transfer amount from the Medi-Cal recovery account.

      In the event the Contractor bills Medi-Cal for inpatient services, and the
      recovery  is  provided   directly  to  a  hospital,   the  Contractor  and
      hospital(s), with COUNTY concurrence, will determine the applicable fee.

4. SECTION 13 CARE ACT/CMS SUPPLEMENTAL POOL SERVICES, 13.2 and 13.3 is amended as to payment and term; and is hereby amended to read as follows:

      13.2  CONTRACT TYPE AND PAYMENTS
            --------------------------

      Costs for services provided under Section 13 shall be reimbursed at a firm fixed price prorated for monthly payments. The firm fixed price for the period July 1, 1992 through June 30, 1993 is $45,323; for the period July 1, 1993 through June 30, 1994, the firm fixed price is $57,356; for the period July 1, 1994 through June 30, 1995, the firm fixed price is $81,676; for the period July 1, 1995 through March 31, 1996, the firm fixed price is $72,219; for the period April 1, 1996 through December 31, 1996, the firm fixed price is $72,219; FOR THE PERIOD JANUARY 1, 1997 THROUGH MARCH 31, 1997, THE FIRM FIXED PRICE IS $45,614; AND FOR THE PERIOD APRIL 1, 1997 THROUGH JUNE 30, 1997, THE FIRM FIXED PRICE IS $32,733. This price is to be prorated at one-twelfth of the total for each of the twelve months from July 1, 1992 to June 30, 1993 in the amount of $3,776.92 per month; prorated for each of the twelve months from July 1, 1993 through June 30, 1994 in the amount of $4,779.67 per month; prorated for each of the twelve months from July 1, 1994 through June 30, 1995 in the amount of $6,806 per month; prorated for each of the nine months from July 1, 1995 through March 31, 1996 in the amount of $8,024 per month; and prorated for each of the nine months from April 1, 1996 through December 31, 1996 in the amount of $8,024 per month; UPON EXECUTION OF THIS AMENDMENT, CONTRACTOR WILL BE PAID A LUMP SUM OF $8,024; THEREAFTER PRORATED FOR EACH OF THE THREE MONTHS FROM JANUARY 1, 1997 THROUGH MARCH 31, 1997 IN THE AMOUNT OF $12,530 PER MONTH; AND PRORATED FOR EACH OF THE THREE MONTHS FROM APRIL 1, 1997 THROUGH JUNE 30, 1997 IN THE AMOUNT OF $10,911 PER MONTH.

      13.3  TERM
            ----

      The term of Section 13 shall continue through JUNE 30, 1997.

5. The changes specified above constitute the only amendments to the Agreement dated May 30, 1989, as amended by the First Amendment dated April 9, 1990, the Second Amendment dated May 30, 1990, the Third
      Amendment dated July 12, 1990, the Fourth Amendment dated September 17, 1990, the Fifth Amendment dated October 31, 1990, the Sixth Amendment dated March 19, 1991, the Seventh Amendment dated June 26, 1991, the Eighth Amendment dated August 30, 1991, the Ninth
      Amendment dated June 22, 1992, the Tenth Amendment dated October 6, 1992, the Eleventh Amendment dated April 7, 1993, the Twelfth Amendment dated July 7, 1993, the Thirteenth Amendment dated July 5, 1994, the Fourteenth Amendment dated July 31, 1995, AND THE FIFTEENTH AMENDMENT DATED APRIL 16, 1996. All other terms and conditions of the Agreement, as previously amended remain unchanged and in full force and effect.

                                                                    Exhibit 10.3

                            FIRST AMENDMENT TO THE
                          MANAGED CARE SOLUTIONS, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

      The Managed Care Solutions, Inc. Employee Stock Purchase Plan (the "Plan"), as approved by Managed Care Solutions, Inc. (the "Corporation"), effective June 1, 1996, is hereby amended by action of the Board of Directors (the "Board") of the Corporation, pursuant to the authority of Section 17 of the Plan, as follows:

      1. Section 2(a) is amended to read as follows:

      "(a) employees who are not employed as of the first day (June 1st or December 1st) of an offering period;"

      In addition, the first sentence of the second paragraph of Section 2 is amended by substituting the phrase "offering period" for the phrase "Plan Year" and by deleting the phrase "within one year of the termination date."

      2.  The  following  new  paragraphs  are  added to the end of  Section  3:
"Effective December 1, 1997, there shall be two six-month offerings in lieu of a single offering in each Plan Year. The first six month offering (the "transitional offering") shall commence on December 1, 1997, and terminate on May 31, 1998. The term of the transitional offering shall coincide with the last six months of the offering which commenced on June 1, 1997 (the "original 1997 offering"), which shall not be affected by the transitional offering. If the total number of shares with respect to which options are exercised under both offerings would otherwise exceed the maximum number of shares offered under the Plan, then options under the original 1997 offering shall be exercised first.

      Each employee who is eligible to participate in the transitional offering and who has elected to participate in the original 1997 offering may revoke his election to participate in the original 1997 offering in whole or in part (but shall not be required to do so in order to participate in the transitional offering), and, notwithstanding Section 6, such revocation shall not be deemed a withdrawal of funds; provided, however, that the percentage withheld from the employee's Base Compensation that is applied to the original 1997 offering and the transitional offering, if applicable, shall each be a whole percentage, and the sum of such percentages shall not exceed 10%; and provided further that the maximum dollar amount withheld from an employee's Base Compensation and applied to the transitional offering shall not exceed $25,000 minus the amount withheld from the employee's Base Compensation and applied to the original 1997 offering.

      Commencing June 1, 1998, there shall be two separate six month offerings in each Plan Year, the first (the "June offering") commencing on June 1 and terminating on November 30, and the second (the "December offering") commencing on December 1 and terminating on May 31. The number of shares offered in the June offering shall be 100,000, and the number offered in the December offering shall be 100,000 reduced by the number actually sold in the June offering. Each eligible employee may make a separate election to participate in the June and December offerings, provided that the maximum dollar amount of Base Compensation withheld during the period of the December offering shall be reduced by the purchase price of stock actually purchased by the employee pursuant to the June offering."

      3. The second sentence of Section 4 is amended by substituting the phrase "first day of the offering period (June 1st or December 1st)" for the phrase "first day of the Plan Year (June 1st)."

      4. Section 7 is amended by substituting the phrase "offering period" for the phrase "Plan Year" throughout, and by deleting the parenthetical phrase "(and/or the first day of each Plan Year thereafter during the offering period)."

      5. The first sentence of Section 9 is amended to read as follows: "The purchase price for each share purchased will be the lesser of 85% of the fair market value (as defined in Section 11) on the first day of the offering period (or the nearest prior business day) or 85% of the fair market value at the time the option is exercised (the last day of the offering period, or the nearest prior business day) (such price hereinafter referred to as the "Subscription Price"), when there are sufficient funds in the employee's account to purchase one or more full shares."

      6. Section 13 is amended by substituting the phrase "the beneficiary designated by the employee" for the phrase "the employee's estate"; and further amended by the addition of the following sentences to the end of said Section:
"Each employee shall have the right to designate one or more beneficiaries, including primary and contingent beneficiaries, to receive his benefits under the plan in the event of his death, and to change his designated beneficiary from time to time without consent of prior beneficiaries; provided, however, that all designations and changes of beneficiaries shall be in writing, in the form specified by the Committee, and shall have no effect until actually received by the Corporation in proper form. If an employee has no designated beneficiary, or if all of his designated beneficiaries predecease him, his designated beneficiary shall be his estate."

      7. This amendment shall not require the approval of the Corporation's stockholders, and shall be effective on the date on which it is approved by the Board of Directors. Except as otherwise amended herein, the Plan shall remain in full force and effect, except that the Committee is authorized to make any additional changes to the Plan of an administrative or ministerial nature which may be appropriate to implement the change to six-month offering periods.

      IN WITNESS WHEREOF, the Corporation has caused this Amendment to be executed this 25th day of July, 1997.

                                    MANAGED CARE SOLUTIONS, INC.


                                    By:   /s/Michael J. Kennedy
                                          -----------------------
                                    Its:  Chief Financial Officer