Form 10-Q
period 1997-11-30
MANAGED CARE SOLUTIONS INC
filed 1998-01-12
CIK 876625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

There were 4,594,000 shares of common stock outstanding as of January 9, 1998.

                                TABLE OF CONTENTS

                                                                            PAGE

Part I      FINANCIAL INFORMATION


     Item 1.Financial Statements


           Consolidated Balance Sheets.......................................3


           Consolidated Statements of Operations.............................4


           Consolidated Statements of Cash Flows.............................5


           Notes to Unaudited Consolidated Financial Statements..............6


     Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................7-10


Part II     OTHER INFORMATION


     Item 6.Exhibits and Reports on Form 8-K................................10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MANAGED CARE SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                         NOVEMBER 30,      MAY 31,
                                                            1997            1997
                                                       ------------    ------------
                                                        (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents, including restricted
  cash of $6,676,000 and $5,304,000                    $  9,367,000    $  7,212,000
  Short-term investments                                  1,502,000       1,503,000
  Accounts and notes receivable and unbilled
   services, net                                          2,736,000       3,998,000
  Related party accounts and notes receivable                16,000          26,000
  Prepaid expenses and other current assets                 370,000       1,735,000
  Deferred income taxes, net                              1,140,000         971,000
                                                       ------------    ------------
     Total current assets                                15,131,000      15,445,000

Notes receivable                                                  -         315,000
Related party notes receivable                              676,000         941,000
Property and equipment, net                               4,221,000       3,723,000
Performance bonds                                         3,791,000       3,737,000
Goodwill, net                                             3,009,000       3,191,000
Other assets                                                818,000         665,000
                                                       ------------    ------------
                                                       $ 27,646,000    $ 28,017,000
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $    211,000    $    350,000
  Accrued medical claims                                  6,659,000       7,080,000
  Risk pool payable                                       1,326,000       2,035,000
  Related party risk pool payable                           208,000         301,000
  Accrued expenses                                        3,251,000       2,668,000
  Current portion of long-term debt                         167,000         200,000
                                                       ------------    ------------
     Total current liabilities                           11,822,000      12,634,000

Long-term debt                                                    -          67,000
Related party long-term debt                              3,796,000       3,643,000
Deferred income taxes, net                                  203,000         203,000
                                                       ------------    ------------
     Total liabilities                                   15,821,000      16,547,000
                                                       ------------    ------------

Commitments                                                       -               -

Stockholders' Equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - 6.85 shares           7,000           7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,394,000 and 4,394,000
   shares                                                    44,000          44,000
  Capital in excess of par value                         14,497,000      14,497,000
  Accumulated deficit                                    (2,723,000)     (3,078,000)
                                                       ------------    ------------
     Total stockholders' equity                          11,825,000      11,470,000
                                                       ------------    ------------
                                                       $ 27,646,000    $ 28,017,000
                                                       ============    ============

          The accompanying notes are an integral part of these statements.

                                MANAGED CARE SOLUTIONS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                        -------------------------  -------------------------
                                        NOVEMBER 30, NOVEMBER 30,  NOVEMBER 30, NOVEMBER 30,
                                            1997         1996          1997         1996
                                        ------------ ------------  ------------ ------------
Revenues                                $ 16,103,000 $ 17,566,000  $ 30,845,000 $ 35,101,000
                                        ------------ ------------  ------------ ------------


Direct cost of operations                 12,867,000   14,621,000    24,647,000   28,699,000
Marketing, sales and administrative        3,120,000    3,431,000     5,877,000    7,963,000
                                        ------------ ------------  ------------ ------------

  Total costs and expenses                15,987,000   18,052,000    30,524,000   36,662,000
                                        ------------ ------------  ------------ ------------

Operating income (loss)                      116,000     (486,000)      321,000   (1,561,000)
                                        ------------ ------------  ------------ ------------

Interest income                              213,000      166,000       404,000      235,000
Interest expense                            (102,000)     (95,000)     (193,000)    (131,000)
                                        ------------ ------------  ------------ ------------

  Net interest income                        111,000       71,000       211,000      104,000
                                        ------------ ------------  ------------ ------------

Income (loss) before income taxes            227,000     (415,000)      532,000   (1,457,000)

Provision (benefit) for income taxes          60,000            -       177,000      (50,000)
                                        ------------ ------------  ------------ ------------

Net income (loss)                       $    167,000 $   (415,000) $    355,000 $ (1,407,000)
                                        ============ ============  ============ ============

Net Income (loss) per share             $       0.04 $       (.09) $        .08 $      (0.32)
                                        ============ ============  ============ ============

Weighted Average Common and Common
  Equivalent Shares Outstanding            4,457,000    4,368,000     4,479,000    4,368,000
                                        ============ ============  ============ ============

              The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                    ---------------------------
                                                    NOVEMBER 30,   NOVEMBER 30,
                                                        1997           1996
                                                   -------------  ------------
Cash flows from operating activities:
  Net income (loss)                                 $   355,000    $(1,407,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
   Bad debt expense                                      23,000        764,000
   Depreciation and amortization                        887,000        893,000
   Loss on sale of property and equipment                18,000              -
   Deferred income taxes                               (169,000)             -
   Changes in assets and liabilities:
     Accounts receivable and unbilled services        1,309,000     (1,856,000)
     Prepaid expenses and other current assets        1,365,000       (731,000)
     Accounts payable                                  (139,000)       431,000
     Accrued medical claims                            (421,000)     1,869,000
     Risk pool payable                                 (709,000)       785,000
Related party risk pool payable                         (93,000)        45,000
     Accrued expenses                                   583,000        462,000
     Loss contract reserve                                    -       (510,000)
     Other assets                                      (153,000)             -
                                                    -----------    -----------
Net cash provided by operating activities             2,856,000        745,000
                                                    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                 (1,225,000)    (1,285,000)
  Proceeds from sale of property and equipment            4,000              -
  Purchase of short-term investments                          -     (1,210,000)
  Proceeds from maturity/sale of short-term
    investments                                           1,000      1,919,000
  Proceeds from related party notes receivable          275,000      1,782,000
  Proceeds from notes receivable                        245,000              -
  Increases in assets securing performance bond         (54,000)      (114,000)
                                                    -----------    -----------
Net cash provided by (used in)investing activities     (754,000)     1,092,000
                                                    -----------    -----------

Cash flows from financing activities:
  Due to Medicus Systems Corporation                          -       (453,000)
  Net increase in long-term debt                         53,000      1,539,000
  Issuance of stock warrants                                  -        230,000
                                                    -----------    -----------
Net cash provided by financing activities                53,000      1,316,000
                                                    -----------    -----------

Net increase in cash and cash equivalents             2,155,000      3,153,000
Cash and cash equivalents, beginning of period        7,212,000      3,804,000
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 9,367,000    $ 6,957,000
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1997.

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

Supplemental earnings per share:

                                                                    THREE MONTHS ENDED
                                    ----------------------------------------------------------------------------------
                                               NOVEMBER 30, 1997                          NOVEMBER 30, 1996
                                    ---------------------------------------    ---------------------------------------
                                      Income         Shares       Per Share      Income         Shares       Per Share
                                    (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT

Net income (loss) per common share:
  Income available to common         $167,000       4,394,000       $0.04       $(415,000)     4,368,000       $(0.09)
  stockholders

Effect of dilutive securities:
  Stock options and warrants                -          63,000                           -              -
                                     --------       ---------                    --------      ---------

Net income (loss) per common
  share, assuming dilution:

  Income (loss) available to
    common stockholders and
    assumed conversions              $167,000       4,457,000       $0.04       $(415,000)     4,368,000       $(0.09)
                                     ========       =========       =====       =========      =========       ======




                           The accompanying notes are an integral part of these statements.

                                                                     SIX MONTHS ENDED
                                    ----------------------------------------------------------------------------------
                                               NOVEMBER 30, 1997                          NOVEMBER 30, 1996
                                    ---------------------------------------    ---------------------------------------
                                      Income         Shares       Per Share      Income         Shares       Per Share
                                    (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT

Net income (loss) per common share:
  Income available to common         $355,000       4,394,000       $0.08     $(1,407,000)     4,368,000       $(0.32)
  stockholders

Effect of dilutive securities:
  Stock options and warrants                -          89,000                           -              -
                                     --------       ---------                 -----------      ---------

Net income (loss) per common
  share, assuming dilution:

  Income (loss) available to
    common stockholders and
    assumed conversions              $355,000       4,483,000       $0.08     $(1,407,000)     4,368,000       $(0.32)
                                     ========       =========       =====     ===========      =========       ======

NOTE 3 - RESTRICTIONS ON FUND TRANSFERS

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,784,000 at November 30, 1997, with deposit and reserve requirements (performance bonds) representing $3,791,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $4,993,000.

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

RESULTS OF OPERATIONS

Revenues decreased $1,463,000 and $4,256,000 for the three and six-month periods ended November 30, 1997, respectively, to $16,103,000 and $30,845,000, respectively, as compared to the same periods of the prior year. For the three and six month periods ended November 30, 1997, $6,211,000 and $11,646,000 related to fees received for management of health plans not owned by the Company. Management fee revenue increased 13% for the three months ended November 30, 1997 as compared to the same period of the prior year. For the six months ended November 30, 1997, management fee revenue increased 8% over the comparable period of the prior year. The increase in management fee revenue is primarily due to the Lovelace Health Plan located in New Mexico transitioning from the pre-operational phase to the member acceptance phase on October 1, 1997 and increased membership in the AlohaCare health plan located in Hawaii.

Capitation revenue received by both Ventana and AHC decreased $2,177,000 and $5,122,000 for the three and six-month periods ended November 30, 1997, respectively, to $9,892,000 and $19,199,000, respectively. The majority of the decline is the result of a decrease in AHC revenues of $2,292,000 and $4,931,000 for the three and six-month periods ended November 30, 1997, respectively, due to the transition of members in Maricopa County to a different plan on December 1, 1996.

Direct costs of operations decreased to $12,867,000 and $24,647,000 for the three and six-month periods ended November 30, 1997, respectively, from
$14,621,000 and $28,699,000 for the three and six-month periods ended November 30, 1996, respectively. For the three and six month periods ended November 30, 1997, direct costs of operations consisted of $4,278,000 and $8,216,000, respectively, related to fees generated from management of health plans not owned by the Company and $8,589,000 and $16,431,000, respectively,from combined operating expenses of Ventana and AHC. The direct cost of operations to manage plans as a percentage of revenue decreased to 69% from 92% for the three-month periods ended November 30, 1997 and 1996, respectively. The reason for the significant decrease is primarily due to the termination of unprofitable contracts during the second quarter of fiscal year 1997 and a reduction in workforce in July 1996. For the six month period ended November 30, 1997 direct costs of operations to manage plans as a percentage of revenue was 71% versus 63% in the comparable period of the prior year. The increase is the result of increased costs related to the pre-operational phase of the STAR+PLUS program in Houston, which begins accepting members January 1, 1998.

The direct costs of operations as a percentage of revenue was 84% for both the three and six month periods ended November 30, 1997 for Ventana, and 92% and 89% during the respective periods for AHC.

Marketing, sales and administrative expenses decreased from $3,431,000 and $7,963,000 for the three and six months ended November 30, 1996, respectively, to $3,120,000 and $5,877,000 for the three and six-month periods ended November 30, 1997, respectively. The decrease is primarily due to termination of unprofitable contracts during the second quarter of fiscal year 1997, the workforce reduction plan implemented in July 1996 and efforts to reduce operating costs.

The effective income tax rate was 33% for the six-month period ended November 30, 1997 versus 3% for the comparable period of the prior fiscal year. The lower rate in fiscal year 1997 reflects nondeductible goodwill amortization and the valuation allowances for the net operating losses of the subsidiaries.

Net interest income for the three and six-month periods ended November 30, 1997 was $111,000 and $211,000, respectively, versus $71,000 and $104,000 for the comparable periods of the prior year. Net interest income is primarily related to investments held by Ventana and AHC, partially offset by interest expense on outstanding convertible debt.

Net income was $167,000 and $355,000 for the three and six-month periods ended November 30, 1997, respectively, compared to net losses of $415,000 and $1,407,000 for the same periods of the prior year. The primary reasons for the change in profitability are the costs included in the prior year periods related to terminated contracts in Colorado, Illinois and Missouri and costs related to severance agreements with employees terminated as part of the workforce reduction effort in July 1996.

In December 1997, the Company was notified that it was selected by the State of Indiana, Department of Administration to continue to provide administrative services under the State's Medicaid Managed Care Program. The contract renewal, which is in excess of $11 million, extends through December 1999 and includes the possibility of two one-year extensions.

In December 1997, the Company was also notified that the number of Houston-area eligible beneficiaries voluntarily enrolling with Rio Grande HMO, Inc. in the STAR+PLUS program exceeded the Company's initial estimate. As a result, the Company expects the financial results of the Company for the next four quarters to exceed the prior year's comparable quarters. The Company will begin a full service management contract on January 1, 1998 pursuant to an agreement with Blue Cross and Blue Shield of Texas. Under this contract, the Company will provide administrative services to Rio Grande HMO, Inc., a subsidiary of Blue Cross and Blue Shield of Texas, in the STAR+PLUS program. The STAR+PLUS program will provide comprehensive managed health care services to approximately 60,000 aged, blind and disabled Medicaid beneficiaries. The percentage of initial voluntary enrollment will determine the percentage of members that did not enroll in the voluntary stage to be assigned to the Rio Grande HMO in the auto-assignment phase of the enrollment. The auto-assignment phase begins March 1, 1998. Any changes in the method of allocating members, or increases in the costs of providing administrative services, could cause the Company's expectations not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended November 30, 1997, the Company's cash and cash equivalents increased by $2,155,000 to $9,367,000. Operating activities provided $2,856,000 for the six-month period ended November 30, 1997 as compared to $745,000 for the same period of the previous year. The primary causes for the increase were a decrease in accounts receivable and prepaid expenses and an increase in accrued expenses offset by a decrease in accrued medical expenses and risk pools payable.

Investing activities used $754,000 of cash during the six months ended November 30, 1997 versus providing $1,092,000 during the same six months of the previous year. Sources of cash for the six months ended November 30, 1997 consisted primarily of proceeds received in payment of notes receivable. These proceeds were offset by $1,225,000 in purchases of fixed assets.

Financing activities provided $53,000 for the six months ended November 30, 1997 as compared to $1,316,000 for the same period of the prior year. Sources of cash for the six months ended November 30, 1996 consisted of proceeds from the issuance of long term debt and warrants to BCBSTX and to a trust controlled by William Brown offset by payments to Medicus.

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as " Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,784,000 at November 30, 1997, with deposit and reserve requirements (performance bonds) representing $3,791,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $4,993,000. The outstanding balance on funds provided by Ventana to MCS under loan agreements totaled $665,000 at November 30, 1997. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by Arizona Health Care Cost Containment System Administration.

During January 1998, Beverly Enterprises, Inc., a long-term health care company, invested $1,000,000 in the Company by purchasing 200,000 shares of the Company's common stock at $5 per share. Based on current projections of existing contracts, the Company believes that its cash and capital resources should be sufficient to meet its financial requirements in fiscal 1998.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
              (10.1) Administrative  Services  Agreement  between the registrant and the County of San Diego, California.
              (10.2) Administrative  contract  between Arizona Health  Concepts,
                     Inc. and Arizona Health Care Cost Containment System.
              (27)   Financial data schedule.

          (b)  Reports on Form 8-K

               None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MANAGED CARE SOLUTIONS, INC.

                        By:     /s/ James A. Burns
                                ------------------------------------------------
                                James A. Burns, President and Chief Executive Officer

                        By:     /s/ Michael J. Kennedy
                                ------------------------------------------------
                                Michael J. Kennedy, Chief Financial Officer

                        Dated:  January 9, 1998
                                ---------------

                                                                    EXHIBIT 10.1

                                                    COUNTY CONTRACT NUMBER 43817

                                    AGREEMENT

AGREEMENT between the COUNTY OF SAN DIEGO hereinafter called COUNTY and

Managed Care Solutions, Inc. (MCS)
8840 Complex Drive, Suite 300
San Diego, CA 92123
(619) 492-4422

hereinafter referred to as CONTRACTOR for County of San Diego, Department of Health Services, County Indigent Health Services.
--------------------------------------------------------------------------------
                                   WITNESSETH:

WHEREAS CONTRACTOR is specially trained and possesses certain skills, experience, education and competency to perform certain special services, and COUNTY desires to engage CONTRACTOR for such special services upon the terms provided and,

WHEREAS, pursuant to the provisions of the California Government Code Section 26227, The Board of Supervisors of COUNTY is authorized to enter a contract for such services.

WHEREAS, the County, by action of the Board of Supervisors, on February 18, 1997 (#6) authorized the Director of Purchasing and Contracting, pursuant to Article XXIII, Section 401 of the Administrative Code, to award a contract for

Administrative Services Organization (ASO) for County Indigent Health Services

NOW THEREFORE the parties hereto do mutually agree to the terms and conditions as attached and set forth in:
      SECTION             TITLE
        A            Special Terms and Conditions
        B            Direct Service Contract Standard Terms and Conditions
        C-1          Statement of Work,  County  Indigent  Health  Services
                     and Comprehensive AIDS
        D            Contract Budget
        E            MCS Proposal, as Amended, Dated April 30, 1997

IN WITNESS THEREOF COUNTY AND CONTRACTOR have executed this AGREEMENT to be effective:
                                 October 1, 1997
                                 ---------------

CONTRACTOR:                            COUNTY:

BY: /s/ Michael Tweedell Date: 10/9/97 BY: /s/ William L. Napier Date: 11/3/97
    --------------------       -------     ---------------------       -------

NAME:  Michael Tweedell                NAME:  William L. Napier
       ---------------------------            ------------------------------

TITLE:  Senior Vice President          TITLE:Purchasing and Contracting Director
        --------------------------           -----------------------------------
        Managed Care Solutions, Inc.
        8840 Complex Drive, Suite 300
        San Diego, CA 92123

County Counsel Approval:  N/A          Auditor-Controller Approval:  N/A

               COUNTY OF SAN DIEGO, DEPARTMENT OF HEALTH SERVICES
                      ADMINISTRATIVE SERVICES ORGANIZATION
                    SECTION A - SPECIAL TERMS AND CONDITIONS


CONTRACT ADMINISTRATION. The Purchasing and Contracting Director is designated as the Contracting Officer and is the only County official authorized to make any changes in this agreement.

      .1 The County has designated the following individual as the County's Administrator and Contracting Officer's Technical Representative (COTRs):

            Section C-1 - County Indigent Health Services
                          Victoria Mizel, Administrator County Indigent Health
                           Services
                          P.O. Box 85222 (O577A)
                          San Diego, CA 92186-5222
                          (619) 565-3140

      .2 County's COTR or designee will chair Contractor progress meetings (per B-2.4) and will coordinate County's contract administrative functions. The COTR or designee is designated to receive and approve Contractor invoices for payment, audit and inspect records, inspect Contractor services, and provide other technical guidance as required. The COTR or designee is NOT authorized to change the terms and conditions of the Contract. Changes to the scope of work or total price will be made only by the Contracting Officer issuing a properly executed contract amendment.

            1.2.1 The COTR is  authorized  to make  administrative  adjustments, such as adjustments to service requirements which do not change the purpose or intent of the Statement of Work, the Terms and Conditions of the Contract, or the total contract price. These administrative adjustments will be in the form of an amendment to the contract, signed by the Contractor and the COTR. The Contracting Director will refer all inquiries about such adjustments to the COTR.

      .3    The Contract Program Monitor (CPR) for Section C-1 will be the COTR.

      .4    Contractor's  Project Director shall be in charge of performing this
            Agreement  and  shall   administer   this  Agreement  on  behalf  of
            Contractor.

2 TERMS OF AGREEMENT. The term of this Agreement shall commence on the effective date October 1, 1997, and continue throughout and including June 30, 2000, during which time Contractor shall perform the services provided herein. County reserves the option to exercise two additional option years not to exceed June 30, 2002.

3     COMPENSATION

      .1 For Section C-1, County agrees to pay Contractor a fixed rate prorated in monthly payments for services to be performed during the term of this Agreement. In addition, County shall also reimburse Contractor for certain pass through costs that are approved by the County prior to the Contractor incurring the expense.

            3.1.1 The total amount of the  contract,  effective  from October 1,
                  1997 through June 30, 2000, is
                  $9, 169,464.

      3.2 Contractor and County may adjust the fixed price contract should the following circumstances occur during the term of the agreement:

            3.2.1 Total budgeted FTE's, as agreed to in Section D, are decreased by two or more FTE's for 30 days or more. Any extension of time to this requirement must be pre-approved, in writing by the County. The Contractor has a duty to inform the County about any decreases in total FTE's of two or more for a period of 30 days.

                  3.2.1.1 Contractor is required to collaborate  with the Mental
                          Health Administrative Services Organization. Section A-3.2. applies to savings that result from this collaboration effort.

                  3.2.1.2 The  County  may  consider  structural  changes in the program, such as block granting of certain program funds, which could produce additional program savings in accordance with this section.

            3.2.2 The County has designated the following key positions as vital to the performance of this contract: Project Director, Medical Director, MIS Manager and Finance Manager. Vacancies in these key positions for 60 days or more may result in budget adjustments if COTR determines that the Contractor is not making a reasonable effort to fill the vacancies. The Contractor has a duty to inform the County about any key vacancies when a key position is vacated.

                  3.2.2.1 The Contractor was selected,  in part,  based upon the qualifications of individuals filling these key positions. Any replacements for these key positions must be pre-approved, in writing, by the County in accordance with B-1.12.

                          3.2.2.1.1The  County  and  Contractor  shall  mutually
                                   select  any   replacement   of  the   Medical
                                   Director during the term of this agreement.

      3.3 After the County notifies the Contractor to proceed with close out services, the County requires the Contractor to smoothly transition services to the successor of this agreement in accordance with Section C-1-6.12. During the close out period, the County shall withhold 20% of the Contractor's monthly fixed payment each month up to three months. Upon successful completion of the close out tasks, all of the withheld funds will be paid to the Contractor in a lump sum payment within 30 days. This section shall not apply in the event of the termination for cause because of the payment withhold and set off provisions contained in Section B-6.4.1.

            3.3.1 The County's  notice to Contractor  to commence  transition or close out services shall satisfy any and all requirements the County may have to notify Contractor and Contractor's employees regarding the imminent close out of contract services or resulting employee layoffs. The County shall make all reasonable efforts to allow the Contractor at least sixty
                  (60) days to perform close out services.

4 METHOD OF PAYMENT. Contractor shall submit monthly invoices to COTR. Monthly invoices shall be submitted per Contract Agreement. Monthly invoices shall be accompanied by Contractor's documentation described in Section C-1.

5 NOTICE. Any notice or notices required or permitted to be given pursuant to this Agreement may be personally served on the other party by the party giving such notice, or may be served by certified mail, postage prepaid, return receipt requested, to the Officials cited in Paragraph 1 above, for Contractor at the address cited on the P&C 600 form, and for County at the address shown in Paragraph 1 above.

6 NOTICE OF DELAY. Contractor shall, within five (5) days of the beginning of any delay in the performance of this Agreement, notify the County's Administrator in writing of said delay, causes, and remedial action to be taken by Contractor.

7     COUNTY CONTRACTOR'S MANUAL Not applicable.

8     DEFINITIONS.

      .1    "COTR" shall mean Contracting Officer's Technical Representative.

      .2 "County" shall mean The County of San Diego, California. In Statements of Work "County" is also used for County's Administrator also called COTR.

      .3 "Offeror" or "Proposer" shall mean any person, firm, partnership, or corporation submitting a proposal to the County in response to this solicitation.

      .4 "Contractor" shall mean the offeror whose proposal is accepted by the County and who has entered into an agreement with County to provide the equipment and services described herein.

      .5    "Vendor" shall mean the same as Contractor.

      .6    "Provision" shall mean the same as Terms and Conditions.

      .7 "County Staff" shall mean persons designated by COTR for specific liaison functions and/or to receive Contractor reports.

      .8 Additional definitions are provided in Section A, Attachment 2 for the County Indigent Health Services Program. (Attachment 1- this number not used.)

      See Section A, Attachment 2 for additional definitions which apply to any resulting contracts. These Attachments are printed on separate pages so that they may be removed to facilitate use with the applicable Section C, Statements of Work.

              COUNTY OF SAN DIEGO, DEPARTMENT OF HEALTH SERVICES
                     ADMINISTRATIVE SERVICES ORGANIZATION
       SECTION B - DIRECT SERVICE CONTRACT STANDARD TERMS AND CONDITIONS


                               TABLE OF CONTENTS
SECTION TITLE                                                         PARAGRAPH
-------------                                                         ---------

INDEPENDENT CONTRACTOR                                                    1

CONTRACTOR'S INTERESTS                                                    2

COMPLIANCE WITH LAW, REGULATION AND BOARD POLICY                          3

RECORDS,  REPORTS AND STUDIES                                             4

CONTRACT TYPE,  INVOICES AND PAYMENT                                      5

AVAILABILITY OF FUNDS, CHANGES, TERMINATION AND EXTENSIONS                6

1   INDEPENDENT CONTRACTOR

    1.1 INDEPENDENT CONTRACTOR. The Contractor is, for all purposes arising out of this contract, an independent Contractor and shall not be deemed an employee of the County. It is expressly understood and agreed that the Contractor shall in no event, as a result of this Contract, be entitled to any benefits to which County employees are entitled, including, but not limited to overtime, any retirement benefits, worker's compensation benefits, and injury leave or other leave benefits.

    1.2   HOLD HARMLESS.

          1.2.1 The Contractor agrees, during the term of this agreement, to indemnify, defend and hold harmless the County against any claims or liabilities for which the Contractor is responsible, which may arise as a result of the Contractor's acts or omissions in the provision of services by the Contractor under this agreement, or which may otherwise arise in connection with the use and maintenance of any property, facility or equipment by or under the direction or control of the Contractor or the performance of any activities by or under the direction or control of the Contractor in the performance of this agreement. The Contractor's obligation to defend is limited to the defense of the County in connection with alleged Contractor acts and omissions. The County shall be responsible to defend itself against any allegations of County's acts and omissions.

          1.2.2 The County agrees, with regard to the termination of the County Indigent Health Services Program, to indemnify, defend and hold harmless the Contractor against any claims or liabilities arising from the action to terminate the County Indigent Health Services Program which are the responsibility of the County which may arise as a result of the County's acts and omissions in the performance of this agreement. The County's obligation to defend is limited to the defense of the Contractor in connection with alleged County's acts and omissions. The Contractor shall be responsible to defend itself against any allegations of Contractor's acts and omissions.

    1.3   LIMITATION ON FUTURE CONTRACTS.

          1.3.1   It  is  agreed  by  the  parties  to  the  contract  that  the
          Contractor will be restricted in its future contracting with the County to the manner described below. Except as specifically provided in this clause, this Contractor shall be free to compete for business on an equal basis with other companies.

          1.3.2 If the Contractor, under the terms of the contract, or through the performance of tasks pursuant to this contract, is required to develop specifications of statements of work and such specifications or statements of work are to be incorporated into a solicitation, the Contractor shall be ineligible to perform the work described within that solicitation as a prime or subcontractor under an ensuring County contract. Such restrictions shall remain in effect for three years following the date of the initial solicitation. It is further agreed that the County will not UNILATERALLY require the contractor to prepare such specifications or statements of work under this contract.

          1.3.3 To the extent that the work under this contract requires access to proprietary, business confidential or financial data of other companies, and as long as such data remains proprietary or confidential, the Contractor shall protect such data from unauthorized use and disclosure and agrees not to use it to compete with such companies.

          1.3.4 The restrictions of Paragraph 1.3.2 above may be waived by the Contracting Officer if the Contracting Officer determines that such restrictions would be detrimental to County programs.

    1.4 CONDUCT OF CONTRACTOR. The Contractor agrees to inform the County of all the Contractor's interests, if any, which are or which the
    Contractor believes to be  incompatible  with  any interests of  the County.

          1.4.1 INFLUENCE. The Contractor shall not, under circumstances which might reasonably be interpreted as an attempt to influence the recipient in the conduct of his duties, accept any gratuity or special favor from individuals or organizations with whom the Contractor is doing business or proposing to do business, in accomplishing the work under the Contract.

          1.4.2 PERSONAL GAIN. The Contractor shall not use for personal gain or make other improper use of privileged information which is acquired in connection with his employment. In this connection, the term "privileged information" includes, but is not limited to, unpublished information relating to technological and scientific development; medical, personnel, or security records of individuals; anticipated material requirements or pricing actions; and knowledge of selections of contractors or subcontractors in advance of official announcement.

          1.4.3 GIFTS AND GRATUITIES. The Contractor shall not offer, directly or indirectly, gifts, gratuity, favors, entertainment or other item of monetary value to an employee of the County.

          1.4.4 REFERRALS. Contractor further covenants that no referrals of clients through Contractor's intake or referral process shall be made to the private practice of any person(s) employed by the Contractor.

    1.5 COVENANT AGAINST CONTINGENT FEES. The Contractor warrants that no person or selling agency has been employed or retained to solicit or secure this contract upon an agreement or understanding for a commission, percentage, brokerage, or contingent fee, excepting bona fide employees or bona fide established commercial or selling agencies maintained by the Contractor for the purpose of securing business. For breach or violation of this warranty, the County shall have the right to terminate this contract without liability or in its discretion, to deduct from the contract price or consideration, or to otherwise recover, the full amount of such commission, percentage, brokerage or contingent fee.

    1.6   CONTRACTOR'S   EMPLOYEES   AND   EQUIPMENT.   Contractor  agrees  that
    Contractor has secured or shall secure at Contractor's own expense all persons, employees and equipment required to perform the services required under this Agreement and that all such services shall be performed by Contractor, or under Contractor's supervision, by persons authorized by law to perform such services. If any arrangement is made whereby employees of County are used by Contractor and are subject to Contractor's supervision and control, they shall, while engaged in such work be considered for all purposes, as employees, servants, or agents of the Contractor and not the County, irrespective of party paying them.

    1.7 RESPONSIBILITY FOR EQUIPMENT. County shall not be responsible nor be held liable for any damage to persons or property consequent upon the use, misuse, or failure of any equipment used by Contractor, or Contractor's employee, even though such equipment may be furnished, rented or loaned to Contractor by County. The acceptance or use of any such equipment by Contractor or Contractor's employees shall be construed to mean that
    Contractor accepts full responsibility for and agrees to exonerate, indemnify and hold harmless County from and against any and all claims for any damage whatsoever resulting from the use, misuse, or failure of such equipment, whether such damage be to the employee or property of Contractor, other contractors, County or other persons. Equipment includes, but is not limited to, material, tools, or other things. Contractor shall repair or replace, at Contractor's expense, all County equipment or fixed assets that are damaged or lost as a result of contractor negligence.

    1.8 NONEXPENDABLE PROPERTY ACQUISITION. County retains title to all nonexpendable property which Contractor may acquire with funds from this Agreement, including property acquired by lease purchase agreement. Contractor may not expend funds under this Agreement for the acquisition of nonexpendable property having a unit cost of $1,000 or more and a normal life expectancy of more than one year without the prior written approval of the COTR. Contractor shall comply with the inventory of nonexpendable equipment provisions contained in the County Contractors Manual.

    1.9 RIGHT TO ACQUIRE EQUIPMENT AND SERVICES. Nothing in this agreement shall prohibit the County from acquiring the same type or equivalent equipment and/or service from other sources, when deemed by the County to be in its best interest.

    1.10   INSURANCE.

           1.10.1 Before commencement of the work, contractor shall submit insurance policies or Certificate(s) of Insurance and appropriate separate endorsements evidencing that contractor has obtained for the period of the contract, from insurance companies which have been approved to do business in the State of California by the State Department of Insurance, and which hold a current policy holder's alphabetic and financial size category rating of not less than A, VII according to the current Best's Key Rating Guide, or a company of equal financial stability that is approved in writing by County's Risk Manager, insurance in the following forms of coverage and minimum amounts specified:

                    1.10.1.1 A policy of statutory worker's Compensation insurance covering all employees of contractor and Employer's Liability coverage for no less than one million dollars ($1,000,000) per occurrence for all employees of Contractor.

                    1.10.1.2 Comprehensive General Liability or Commercial General Liability Insurance in an amount of not less than $5,000,000 combined single limit per occurrence, for bodily injury, including death, and property damage.

                    1.10.1.3 Medical Malpractice or Professional Liability - covering all licensed medical personnel providing services under this contract:

                               a.   $5,000,000 Per Occurrence
                               b.   $10,000,000 in the Aggregate

                    1.10.1.4   Commercial Automobile Liability

                               a. $1,000,000 Bodily Injury (including death) and Property Damage Per Occurrence
                               b. This insurance shall be applicable to all owned, non-owned and hired vehicles and shall include Contractual Liability.

                    1.10.1.5 Employee Dishonesty or Fidelity coverage for all employees of Contractor of not less than Four Million Dollars ($4,000,000) with a deductible of not more than Twenty-Five Thousand Dollars.

           1.10.2 The Comprehensive General or Commercial Liability policy shall name the County of San Diego as additional insured by separate endorsement.

           1.10.3   Each  policy  of  insurance  shall   contain  the  following
           clauses:

                    1.10.3.1 "It is agreed that these policies shall not be canceled nor the coverage reduced until thirty (30) days after the COTR shall have received written notice of such cancellation or reduction. The notice shall be deemed effective the date delivered to said COTR, as evidenced by properly validated return receipt."

                    1.10.3.2 "The insured waives any right of subrogation against County of San Diego which might arise by reason of payment under these policies."

    1.11   THIS NUMBER NOT USED

    1.12   PERSONNEL ASSIGNMENT AND REASSIGNMENT.

           1.12.1   Resumes of key personnel who will be assigned to the project
           shall be furnished.   All such  personnel  shall  be  assigned to the
           project.

           1.12.2 A Project Director shall be assigned, and on site (if more than one individual is assigned) as the individual responsible for the overall performance of any resulting contract and shall be directly responsible for responding to the COTR at all times during the term of this contract.

           1.12.3 No reassignments of key personnel shall be allowed without full resume submittal, justification therefore and approval by the COTR.

    1.13   FINANCIAL INDEPENDENCE

           1.13.1 Contractor and subcontractors for Administrative Services shall have no financial interests in any service provider delivering physical health services to be administered by the ASO and funded by the County of San Diego, during the term of any resulting contract. Proposers shall disclose all financial interests between the proposer and services providers. The County believes that the potential for conflict of interest, real or apparent, is significant in the ASO undertaking. The mere presence of apparent conflicts of interest raise major concerns with public policy decision making and can limit the effectiveness of an organization in accomplishing system change.

           1.13.2 "Financial interest" as prohibited by Paragraph 1.13.1 is defined as a relationship between the ASO and any physical health care service provider entity where any one or more of the following conditions exist:

                    1.13.2.1   Either   entity  has   a   direct   or   indirect
                    investment in the other entity worth more than $ 1,000.

                    1.13.2.2 Either entity has a direct or indirect interest in real property owned by the other entity worth more than $1,000.

                    1.13.2.3 Either entity receives income equal to or greater than $250 or is promised to receive within the preceding 12 month period income equal to or greater than $250 from the other entity.

                    1.13.2.4 Any individual associated with either entity is employed by or holds any position as director, officer, partner, trustee, employer, or holds any position of management in the other entity.

2   CONTRACTOR'S INTEREST

    2.1 ASSIGNMENT OF CLAIMS. The Contractor shall not assign any interest in this agreement, and shall not transfer any interest in the same, whether by assignment or novation, without the prior written consent of the County thereto; provided, however, that claims for money due or to become due to Contractor from County under this agreement may be assigned without such approval. Notice of any such assignment or transfer shall be furnished promptly to the County.

    2.2 INTEREST OF CONTRACTOR. Contractor covenants that it presently has no interest and shall not acquire any interest direct or indirect, which would conflict in any manner of degree with the performance of services required to be performed under this Agreement. The Contractor further covenants that in the performance of this Agreement no person having such interest shall be employed.

    2.3 SUBCONTRACT FOR WORK OR SERVICES. No contract shall be made by the Contractor with any other party for furnishing any of the work or services herein contained without the prior written approval of the COTR but this provision shall not require the approval of contracts of employment between the Contractor and personnel assigned for services thereunder.

          2.3.1 Contractor shall provide the COTR with copies of all subcontracts relating to this Agreement entered into by Contractor within 30 days after the beginning of the subcontract. Such subcontracts of Contractor shall be notified of Contractor's relationship to County.

          2.3.2 "Subcontractor" means any entity, other than County, that furnishes to Contractor services or supplies, relevant to this Agreement other than standard commercial supplies, office space, printing services or maintenance services.

    2.4 CONTRACT PROGRESS MEETINGS. The Contracting Officer's Technical Representative(s) (COTR) and other County personnel, as appropriate, will meet periodically with the Contractor to review the contract performance. At these meetings the COTR will apprise the Contractor of how the County views the Contractor's performance and the Contractor will apprise the County of problems, if any, being experienced. The Contractor will also notify the Contracting Officer (in writing) of any work being performed, if any, that the Contractor considers to be over and above the requirements of the contract. Appropriate action shall be taken to resolve outstanding issues.

          2.4.1 The minutes of these meetings will be reduced to writing and signed by the COTR and the Contractor. Should the Contractor not concur with the minutes, the Contractor shall set out in writing any area of disagreement. Appropriate action will be taken to resolve any areas of disagreement.

3   COMPLIANCE WITH LAW, REGULATION AND BOARD POLICY

    3.1 AFFIRMATIVE ACTION. Each Vendor, where the cumulative total of County of San Diego purchases are $10,000 or more during a calendar year, shall comply with the Affirmative Action Program for Vendors as set forth in
    Article IIIk (commencing at Section 84) of the San Diego County Administrative Code, which program is incorporated herein by reference. A copy of this Affirmative Action Program may be obtained by contacting:

                          OFFICE OF CONTRACT COMPLIANCE
                            COUNTY OPERATIONS CENTER
                              5555 OVERLAND AVENUE
                               SAN DIEGO, CA 92123

          3.1.1 The County of San Diego, as a matter of policy, encourages the participation of small, minority, and women-owned businesses.

     3.2 EQUAL OPPORTUNITY. Contractor will not discriminate against any employee, or against any applicant for such employment, because of age, race, color, religion, sex, sexual orientation, physical handicap, ancestry or national origin. This provision shall include but not be limited to the following: employment, upgrading, demotion, or transfer; recruitment or recruitment advertising; layoff or termination; rates of pay or other forms of compensation; and selection for training, including apprenticeship.

     3.3 NONDISCRIMINATION. Contractor shall ensure that services and benefits are provided without regard to race, color, religion, sex, age or national origin in accordance with Title VI of the Civil Rights Act of 1964. Contractor shall comply with Section 504 of the Rehabilitation Act of 1973, as amended, pertaining to the prohibition of discrimination against qualified handicapped persons under any program or activity which receives or benefits from Federal financial assistance.

           3.3.1 Contractor shall ensure that no person shall, on the basis of ethnic group identification, religion, age, sex, color, or physical or mental disability, be unlawfully denied the benefits of, or be unlawfully subjected to discrimination under, any program or activity that is funded directly by the state or receives any financial assistance from the state. Section 11135 of the California Government Code is incorporated herein by reference.

     3.4 AIDS DISCRIMINATION. Contractor shall not deny any person the full and equal enjoyment of, or impose less advantageous terms, or restrict the availability of, the use of any County facility or participation in any County funded or supported service or program on the grounds that such person has Acquired Immune Deficiency Syndrome (AIDS), AIDS-related complex (ARC), or AIDS-related status (ARS), as those terms are defined in Chapter 1, section 32.1203, San Diego County Code of Regulatory Ordinances, a copy of which can be obtained from the Clerk of the Board of Supervisors, 1600 Pacific Highway, San Diego, CA 92101.

     3.5 AMERICANS WITH DISABILITIES ACT OF 1990 (ADA). Contractor shall comply with the ADA, pertaining to discrimination against qualified people with disabilities in employment, public services, transportation, public accommodations and telecommunications services.

     3.6 POLITICAL ACTIVITIES PROHIBITED. None of the funds, provided directly or indirectly, under this Agreement shall be used for any political activities or to further the election or defeat of any candidate for public office. Contractor shall not utilize or allow its name to be utilized in any endorsement of any candidate for elected office.
     Neither the contract nor any funds provided thereunder shall be utilized in support of any partisan political activities, or activities for or against the election of a candidate for an elected office.

     3.7 ALCOHOL AND DRUG USE PROHIBITED. In compliance with the requirements of San Diego County Drug and Alcohol Abuse Policy C-25, Contractor agrees that the Contractor and Contractor employees, while performing service for the County, on County property, or while using County equipment, shall not be in any way impaired because of being under the influence of alcohol or a drug; shall not possess an open container of alcohol or consume alcohol or possess or be under the influence of an illegal drug; shall not sell, offer, or provide alcohol or a drug to another person, unless the Contractor or Contractor employee prescribes or administers medically prescribed drugs as part of the performance of normal job duties and responsibilities. The Contractor shall inform all employees who are performing services for the County on County property or using County equipment, of the County objective of a safe, healthful and productive work place and the prohibition of drug or alcohol use or impairment from same while performing such service for the County.

     3.8 ZERO TOLERANCE IN COACHING UNDOCUMENTED IMMIGRANTS: The County of San Diego, in recognitions of it's unique geographical location, and the utilization of Welfare and Medi-Cal system by foreign nationals who are not legal residents of this County or Country, has adopted a Zero Tolerance policy and shall aggressively prosecute employees and contractors who coach undocumented immigrants.

           3.8.1 As a material condition of this Agreement, the Contractor agrees that the Contractor and the Contractor employees, while performing service for the County, on County property, or while using County equipment:

                   3.8.1.1 Shall not in any way coach, instruct, advise, or guide any Medi-Cal or Welfare clients or prospective clients who are undocumented immigrants on ways to obtain or qualify for Medi-Cal assistance.

                   3.8.1.2   Shall  not   support  or   provide  funds  to   any
                   organization engaged directly of indirectly in advising undocumented immigrants on ways to obtain or qualify for Medi-Cal assistance.

           3.8.2 The Contractor shall inform all employees that are performing service for the County on County property or using County equipment, of the County's Zero Tolerance policy.

           3.8.3 The County may Terminate for Default or Breach this Agreement and any other Agreement the Contractor has with the County, if the Contractor, or Contractor employees are determined by the Contracting Officer not to be in compliance with the conditions listed herein.

     3.9 ZERO TOLERANCE FOR FRAUDULENT CONDUCT IN COUNTY SERVICES. County Board of Supervisor's Policy A-120 is that any type of fraud or similar abuse will not be tolerated in County government by County employees, by Contractors or by Contractor's employees.

           3.9.1 DEFINITION. Fraud is defined as an intentional perversion of truth, false representation, misleading allegation, or concealment of information for the purpose of deceiving another, whether by words or conduct.

           3.9.2 FINANCIAL EFFECT. No County employee, contractor or employees of the contractor shall participate in or influence the making of any governmental decision, which he or she has reason to know will have a foreseeable personal or organizational financial effect.

           3.9.3 CONTRACT REQUIREMENTS. Every County Contract for services shall:

                   3.9.3.1   Prohibit   activities   which  conflict  with   the
                   performance of services required under this agreement;

                   3.9.3.2 Require disclosure to the County (Purchasing and Contracting Director, Contracting Officer's Technical Representative (COTR) or Contract Administrator) of all incompatible Contractor interests;

                   3.9.3.3 Prohibit actions to influence county employees with gratuities; and

                   3.9.3.4   Prohibit use for  personal   gain  and   privileged
                   information acquired in connection with their service with the County.

           3.9.4 NOTICE TO EMPLOYEES. Contractor shall inform all Contractor employees and sub-contractors performing services for the County of the County's Zero Tolerance policy.

    3.10   CONTRACTOR PAYMENT FOR COUNTY STAFF TRAVEL OR OTHER EXPENSES.

           3.10.1 In accordance with County Administrative Manual 10-8, no County official or employee shall accept travel, lodging, meals, or related expenses from private persons or entities doing business with the County or seeking to do business with the County unless such expenses are provided pursuant to a County contract for goods or services.

           3.10.2 When travel (and related expenses) have been approved by the County in Accordance with Board of Supervisor's Policy D-7, the Contractor shall arrange for the travel. Contractor shall claim reimbursement for travel (and related expenses) which are specifically identified in the contract Statement of Work and are included in the contract budget, or are approved in advance by the COTR who will prepare a contract amendment to include the specific travel in the Statement of Work and Budget.

           3.10.3 All travel costs shall be limited to amounts and kinds of reimbursement which is authorized under Article XXVIa, Section 470, or the County Administrative Code, "Out-of-County and In-County Business Authority to Conduct Official Business Outside the Geographic Boundaries of San Diego County (Out-of-County Business) and within San Diego County (in-County business)".

    3.11 CITIZENS COMPLAINTS. Contractor shall establish procedures for documenting and timely responding to citizens complaints and grievances in compliance with County Administrative Manual Item Number 0040-5, "Citizen Complaint Handling Policy and Procedure," and County Department of Health Services Policy C-1, "Citizen Comments, Suggestions & Complaints," incorporated herein by reference.

    3.12 LICENSING. Contractor shall comply with the provisions of Chapter 9 of Division 3 of the Business and Professions Code concerning the icensing of contractors. All offerors and contractors shall be licensed, if required, in accordance with the laws of this state and any offeror or contractor not so licensed is subject to the penalties imposed by such laws.

    3.13 PERMITS, NOTICES, FEES AND LAWS. The contractor shall, at contractor's expense, obtain all necessary permits and licenses, give all necessary notices, pay all fees required by law, and comply with all laws, ordinances, rules and regulations relating to work and to the preservation of the public health and safety.

    3.14 ORAL REPRESENTATION. This document and its Sections and references incorporated herein fully express all understanding of the parties concerning the matters covered herein. No addition to or alteration of the terms of this Agreement and no verbal understanding of the parties, and officers, agents or employees, shall be valid unless made in the form of a written amendment to this Agreement.

    3.15 SEVERABILITY. Should any part of this agreement be held to be invalid by a court of competent jurisdiction, the remainder of the agreement shall be considered as the whole agreement and be binding on the contracting parties.

    3.16 CALIFORNIA LAW. This Agreement shall be construed and interpreted according to the laws and regulations of the State of California.

4   RECORDS, REPORTS AND STUDIES

    4.1 OWNERSHIP, PUBLICATION, REPRODUCTION AND USE OF MATERIAL. All reports, studies, information, data, statistics, forms, designs, plans, procedures, systems, and any other materials or properties produced under this Agreement shall be the sole and exclusive property of the County. No such materials or properties produced in whole or in part under this Agreement shall be subject to private use, copyright or patent without the express written consent of the County. County shall have unrestricted authority to publish, disclose, distribute and otherwise use, copyright or patent, in whole or in part, any such reports, studies, data, statistics, forms or other materials or properties produced under this contract.

          4.1.1 The Contractor shall notify the County of any requests for material or data and shall not release to third parties any material or data without prior written approval from the County.

    4.2 AUDIT AND INSPECTION. Contractor agrees to maintain and/or make available within San Diego County accurate books and accounting records relative to all its activities. Authorized County Representatives shall have the right to monitor, assess, and evaluate Contractor's performance pursuant to this Agreement, said monitoring, assessments, and evaluations to include but not limited to audits, inspection of premises, reports, patient records (subject to applicable legal limitation), and interviews of Contractor's staff. At any time during normal business hours and as often as County may deem necessary, upon reasonable advance notice, Contractor shall make available to County for examination all of its records with respect to all matters covered by this Agreement and will permit County to audit, examine, copy and make excerpts or transcripts from such data and records, and to make audits of all invoices, materials, payrolls, records of personnel, information regarding patients receiving services (subject to applicable legal limitations), and other data relating to all matters covered by this Agreement. However, any such activities shall be carried out in a manner so as to not unreasonably interfere with Contractor's ongoing business operations and patient services. The aforementioned data and records shall include patient records. Contractor shall maintain such data and records for as long as may be required by applicable laws and regulations. The State of California or any Federal agency having an interest in the subject of this Agreement shall have the same rights conferred upon County by this paragraph.

    4.3 SINGLE AUDIT ACT - SUBRECIPIENTS OF FEDERAL FUNDS. Contractor shall annually engage a licensed Certified Public Accountant to conduct an audit which will comply with Public Law 98-502, commonly known as the Single Audit Act of 1984 (Act) as implemented in California by the State Controllers Office (SCO).

          4.3.1 COMPLIANCE WITH AUDIT REQUIREMENTS. Contractor shall ensure that the audit complies with the requirements for independent program or single-source audits, according to the number of federally funded programs and the total amount of federal funding, as delineated in Office of Management and Budget (OMB) Circulars A-128 (governmental agencies) and A-133 (non-profit agencies).

          4.3.2 SINGLE AND AGENCY-WIDE AUDIT. The Act specifies that audits of subrecipients of federal funds be conducted on a single, agency-wide basis.

          4.3.3 MINIMUM FUNDING REQUIREMENT. Nonprofit agencies that receive two hundred and fifty thousand dollars ($250,000) or more in federal funds shall have an audit completed in accordance with OMB Circular A-133.

                  4.3.3.1 EXEMPTED AGENCIES AND RECORDS AVAILABILITY. Nonprofit agencies receiving less than $250,000 per year of federally funds are exempt from Act requirements. However, applicable records shall be available for review by appropriate officials of the federal grantor agency or the County of San Diego.

          4.3.4 DEADLINES. OMB Circular A-128 specifies audit report submission deadlines. All audits are to be completed within one (1) year after the fiscal year of the audit and the reports submitted within thirty (30) days after completion of the audit. Audits shall be submitted by March 1, of the following fiscal year if a claim for cost is submitted.

          4.3.5 ALLOWABLE COST. The cost of obtaining a single audit is an allowable cost. OMB Circular A-128 states: "Generally, the costs of audit services charged to federal programs should not exceed the percentage of federal program costs to total funds expended by the recipient during the fiscal year. However, this percentage may be exceeded with the maintenance of proper documentation to support the additional cost."

          4.3.6 SUBMISSION OF AUDIT. Contractor shall submit two (2) copies of each audit report to the awarding agency COTR no later than thirty
          (30) days after receiving it from the auditor.

          4.3.7 GOVERNMENTAL ACCESS TO WORKING DOCUMENTS. Contractor shall include a clause, in any contract or agreement the Contractor enters into with an audit firm doing a single audit, to provide access by the County, State or Federal government to the working papers of the independent auditor who prepares the single audit for the Contractor.

          4.3.8 APPLICABLE DOCUMENTS. Copies of the OMB Circulars and a copy of the compliance supplement are available from the Superintendent of Documents, U.S. Government Printing Office, Washington, D.C. 20402, Telephone (202) 783-3238.

    4.4 AUDITS - FOR-PROFIT AGENCIES. For-profit Contractor agencies shall adhere to the purpose and intent of the Single Audit Act and shall meet all requirements and standards as can be reasonably applied to a for-profit agency.

    4.5 INSPECTION OF SERVICES. All performance (which includes services, material, supplies and equipment furnished or utilized in the performance of services) shall be subject to inspection and test by the County at all times during the term of the contract. The Contractor shall provide adequate cooperation to any inspector assigned by the County to permit the inspector to determine the Contractor's conformity with these specifications and the adequacy of the services being contractually provided. All inspection by the County shall be made in such a manner as not to unduly interfere with Contractor performance.

    4.6 CONFIDENTIALITY OF FINDINGS. Contractor agrees that any reports, information, data, etc., given to or prepared or assembled by the Contractor under this Agreement which the County requests to be kept as confidential shall not be made available to any individual or organization by the Contractor without the prior written approval of the County.

    4.7 CONFIDENTIALITY OF PATIENT RECORDS. Contractor shall maintain the confidentiality of its patient records in accordance with all applicable State and Federal laws relating to confidentiality. Contractor agrees that all patient information and records obtained in the course of providing services to County participants in the program shall be subject to confidentiality and disclosure provisions of applicable Federal and State statutes and regulations adopted pursuant thereto. Contractor agrees that it has a duty and responsibility to make available to the COTR or designated representatives, including the Auditor and Controller of this County, the contents of records pertaining to any County participant which are maintained in connection with the performance of Contractor's duties and responsibilities under this Agreement, subject to the provisions of the heretofore mentioned Federal and State statutes and regulations. The County acknowledges its duties and responsibilities regarding such records under such statutes and regulations.

    4.8 MAINTENANCE OF RECORDS AND REPORTS. In order to assure that funds provided in this Agreement are used by Contractor in accordance with such Agreement, Contractor shall maintain:

          4.8.1 ACCOUNTING RECORDS. Contractor shall maintain within San Diego County accounting records that clearly reflect the cost of services for which claims against County are made pursuant to this Agreement in accordance with generally accepted accounting principles and as further specified in the Contractor's Manual. Such records shall include, but not be limited to, accounting ledgers, statistical data, and supporting documents such as purchase requisitions, purchase orders, vouchers, time sheets, payrolls, analyses of capital equipment costs, and schedules for allocating costs.

          4.8.2 PERSONNEL RECORDS. Contractor shall maintain within San Diego County adequate personnel record, payroll records, personnel files, and personnel policies and procedures. Employee time and attendance records shall show the hours and dates worked and shall be signed and approved by both the employee and his or her immediate supervisor. Payroll and personnel records shall reflect employee's date of hire, job title, authorized salary or rate of pay, payroll deduction data, and leave time earned and taken. Contractor shall develop and maintain written policies governing employment practices, job descriptions, compensation, paid leave, promotion, termination procedures, and performance evaluations.

          4.8.3 CLIENT AND PATIENT RECORDS. Contractor shall maintain within San Diego County adequate records for all services provided and clients/patients served pursuant to this Agreement. Pertinent data shall be kept in sufficient detail so as to allow for the evaluation of the services rendered under this Agreement. County, will take custody of the client/patient records upon contract termination.

    4.9 EVALUATION STUDIES. Contractor shall participate as reasonably requested by the County in research and evaluative studies designed to show the effectiveness and/or efficiency of the County Indigent Health Services program, or to provide information about Contractor's services, subject to nominal material costs being incurred by Contractor related to these studies.

5   CONTRACT TYPE,  INVOICES AND PAYMENT

    5.1   CONTRACT TYPE.

          5.1.1 The contract type for the County Indigent Health Services program shall be a Firm Fixed Price Subject to Re-Determination. All other costs (EXCEPT AGREED UPON PASS THROUGH COSTS) such as labor, material, rents and leases, consultant services, etc. for providing the specified services shall be reimbursed at a firm fixed price prorated for monthly payments at one twelfth of the annual rate.

    5.2   INVOICES AND PAYMENT.

          5.2.1 An original invoice referencing contract number and describing services provided in accordance with Section C-1 - Statement of Work shall be submitted to: Contracting Officer's Technical Representative
          (COTR), identified in Section A.

          5.2.2 The invoice shall specify services provided in accordance with the Statement of Work. Payment shall be NET 30 days from receipt and approval of invoice unless otherwise stated.

    5.3 PAYMENTS. The Contractor shall be paid upon the submission of proper invoices or vouchers, the prices stipulated herein for supplies delivered and accepted or services rendered and accepted, less deduction, if any, as herein provided.

    5.4 EXTRAS. Except as otherwise provided in the contract, no payment for extras shall be made unless such extras and the price therefore have been authorized in writing by the Contracting Officer.

    5.5 DISCOUNTS. In connection with any discount offered, time will be computed from date of delivery of the supplies to carrier when acceptance is at point of origin, or from date of delivery at destination or port of embarkation when delivery and acceptance are at either of these points, or from the date the correct invoice or voucher is received in the office specified by the County, if the latter is later than date of delivery. Payment is deemed to be made for the purpose of earning the discount on the date of mailing of the County check.

    5.6 DISALLOWANCE. In the event Contractor claims and receives payment from County for a service, reimbursement for which is later disallowed by the County, Contractor shall promptly refund the disallowed amount to County on request, or at its option, County may offset the amount disallowed from any payment due or to become due to Contractor under any contract with the County.

    5.7 FEDERAL, STATE, AND LOCAL TAXES. The County generally is required to pay California Sales or Use Tax, and it should be shown as a separate item on invoices as part of the firm fixed price. The County is exempt from payment of Federal Excise Tax. It shall not be included in invoices. Exemption certificates will be furnished, if requested.

6   AVAILABILITY OF FUNDS, CHANGES, TERMINATION AND EXTENSIONS

    6.1 AVAILABILITY OF FUNDS. The County's obligation for payment of any contract beyond the current fiscal year end is contingent upon the availability of funds from which payment can be made. No legal liability on the part of the County shall arise for payments beyond June 30 of the calendar year unless funds are made available for such performance.

    6.2   CHANGES.

          6.2.1 COTR or designee may at any time, by a written order, and without notice to the sureties, make changes, within the general scope of this contract. If any such change causes an increase or decrease in the cost of, or the time required for, the performance of any part of the work under this contract, whether changed or not changed by an such order, an equitable adjustment shall be made in the contract price or delivery schedule, or both, and the contract shall be modified accordingly. Any claim by the Contractor for adjustment under this clause must be asserted within 30 days from the date of receipt by the Contractor of the notification of change. Where the cost of property made obsolete or excess as a result of a change is included in the Contractor's claim for adjustment, the COTR or designee shall have the right to prescribe the manner of disposition of such property.

          6.2.2 Failure to agree to any adjustment shall be a dispute concerning a question of fact within the meaning of the clause of this contract entitled "Disputes". However, nothing in this clause shall excuse the Contractor from proceeding with the contract as changed.

    6.3   DISPUTES.

          6.3.1 Except as otherwise provided in this contract, any dispute concerning a question of fact arising under this contract which is not disposed of by agreement shall be decided by the Contracting Officer who shall reduce the decision to writing and mail or otherwise furnish a copy thereof to the Contractor. The decision of the Contracting Officer shall be final and conclusive unless determined by a court of competent jurisdiction to have been fraudulent or capricious, or arbitrary, or so grossly erroneous as necessarily to imply bad faith. The Contractor shall proceed diligently with the performance of the contract pending the Contracting Officer's decision.

          6.3.2 This "Disputes" clause does not preclude consideration of law questions in connection with decisions provided for in Paragraph
          6.3.1 above:That nothing in this contract shall be construed as making final the decision of any administrative official, representative, or board on a question of law.

    6.4   TERMINATION FOR CAUSE.

          6.4.1 If through any cause, the Contractor shall fail to fulfill in timely and proper manner its obligations under this Agreement, or if the Contractor shall violate any of the covenants, agreements or stipulations of this Agreement, the County shall thereupon have the right to terminate this Agreement by giving written notice to the Contractor of such termination and specifying the effective date thereof, at least ten (10) days before the effective date of such termination. Prior to issuing such notice, the County agrees to provide Contractor with written notification of contractual deficiencies, and shall give the Contractor forty-five (45) days to remedy, to the County's satisfaction, the contractual deficiencies. In the event of termination for cause, all finished or unfinished documents, data, studies, surveys, drawings, maps, models, photographs, and reports prepared by the Contractor shall, at the option of the County, become County property and the Contractor shall be entitled to receive just and equitable compensation for any satisfactory work completed on such documents, and other materials.

          Notwithstanding the above, the Contractor shall not be relieved of liability to the County for damages sustained by the County by virtue of any breach of the Agreement by the Contractor, and the County may withhold any payments to the Contractor for the purpose of set off until such time as the exact amount of damages due the County from the Contractor is determined. The Contractor hereby expressly waives any and all claims for damages for compensation arising under this Agreement except as set forth in this section in event of such termination.

                  6.4.1.1 If after notice of termination of this contract under the provisions of this clause, it is determined for any reason that the Contractor was not in default under the provisions of this clause, or that the default was excusable under the provisions of this clause, the rights and obligations of the parties shall, if the contract contains a clause providing for termination for convenience of the County, be the same as if the termination has been issued pursuant to such clause.

    6.5 TERMINATION FOR CONVENIENCE OF COUNTY. The County may terminate this Agreement at any time by giving written notice to the Contractor of such termination and specifying the effective date thereof at least sixty (60) days before the effective date of such termination. In that event, all finished or unfinished documents and othe materials as described in Paragraph 6.4.1 above, shall at the option of the County, become County property. If the Agreement is terminated by the County as provided herein, the Contractor shall be entitled to receive just and equitable compensation for any satisfactory work completed on such documents and other materials. The Contractor hereby expressly waives any and all claims for damages or compensation arising under this agreement except as set forth in this paragraph in the event of such termination.

          6.5.1 Upon notification of contract termination, Contractor shall demonstrate a "good faith effort" to terminate or transfer leases, subcontracts, software and maintenance agreements in sixty (60)days or less. This provision also applies to Sections B-6.4 and B-6.6.

    6.6 TERMINATION OR REDUCTION DUE TO CESSATION OR REDUCTION OF FEDERAL, STATE OR COUNTY FUNDING. County shall have the right to issue a notice to proceed with close out services in accordance with Section C-1-6.12 and Section A-3.3 in the event that Federal, State or County funding for this Agreement ceases prior to the ordinary term of this Agreement. The County and Contractor shall meet within ten (10) days of notice to proceed with close out services to renegotiate this Agreement based upon the modified level of funding. In this case, if no agreement is reached between County and Contractor within ten (10) days of the first meeting, a notice of termination shall be issued and either party shall have the right to terminate this Agreement within sixty (60) days.

          6.6.1 In event there is a reduction of funds made available by the County to Contractor under this or subsequent Agreements, the County of San Diego and its Departments, officers and employees shall incur no liability to Contractor and shall be held harmless from any and all claims, demands, losses, damages, injuries, or liabilities arising directly or from such action.

    6.7   OPTION TO EXTEND SERVICES.

          6.7.1 ONE TO SIX MONTHS-END OF CONTRACT PERIOD. The services described in Section C (Statement of Work) may be extended in one or more increments for a total of no less than one (1) and no more than SIX (6) calendar months at the discretion of the County Purchasing Director. Each extension shall be effected by written contract modification delivered to the Contractor no less than thirty (30) days prior to expiration of the contract. The rates set forth in the pricing section (or budget) shall apply to any extension made pursuant to this option clause unless provision for appropriate price adjustment has been made elsewhere in this contract. All payments are subject to General Terms and Conditions, Clause titled "Availability of Funding".

          6.7.2 TWO ADDITIONAL ONE YEAR OPTION PERIODS - END OF CONTRACT PERIOD. The County shall have its option to extend this Agreement for two (2) years at the prices negotiated for each year. The additional contract periods shall be from July 1, 2000 and end June 30, 2002, and in the event of extension, the Contractor agrees to grant the above one to six (1-6) month extension of the price quoted in the pricing section, providing the County provides a thirty (30) day written notice of its intent to exercise the option. All payments are subject to Standard Terms and Conditions, Clause titled "Availability of Funding"

    6.8   ANNUAL ADJUSTMENT.

          6.8.1 The Contracting Officer shall enter into negotiation on or after April 1 of each option year (FY 2000-2001 and FY 2001-2002). The purpose of which is to adjust the contract for changes in the coming year appropriations. Contract amendments will be effective when signed by the Purchasing and Contracting Director after signature by the Contractor and the funding is approved by the Board of Supervisors.

          6.8.2 In the event that agreement can not be reached, the County may require the Contractor to provide the current level of services for a period up to 180 days at the current years rates. In addition, the Contractor will be ineligible to provide the services for the next three years. This ineligibility requirement may be waived by the Contracting Officer if it is determined to be in the County's best interest.

COUNTY OF SAN DIEGO, DEPARTMENT OF HEALTH SERVICES
                      ADMINISTRATIVE SERVICES ORGANIZATION
         SECTION C-1 STATEMENT OF WORK, COUNTY INDIGENT HEALTH SERVICES

1.   GENERAL REQUIREMENTS

     1.1 The County of San Diego through the Department of Health Services is responsible for maintaining and protecting the health of the residents of San Diego County by carrying out statutes and regulations of the Federal and State governments, as well as ordinances and policies of the Board of Supervisors. This is accomplished through the administration, implementation and evaluation of contracts with private sector providers of health care. Participating providers serve eligible medically indigent residents of San Diego, who do not qualify for other forms of publicly subsidized health care.

     1.2 This contract is for an Administrative Services Organization (ASO) tasked with the day-to-day administration of specific services related in County Indigent Health Services. The County Indigent Health Services program will provide primary and preventive care and emergency and urgently needed health care to eligible adults. In addition, the ASO shall be responsible for programs funded through the California Healthcare Indigent
     (CHIP), the Physician Emergency Services (PES) Program, and the Comprehensive AIDS Resources Emergency (CARE) Act.

           1.2.1 Scope of Services. The ASO shall manag the provider reimbursement pools and document service delivery and utilization while insuring that the outcome of access to quality care is achieved. The scope of services to be provided by the administrative contractor shall include, but not be limited to: day-to-day administration, MIS design and operation, enrollment and eligibility verification, utilization management and care coordination, quality management, claims processing and financial management, network development and management of complaints, grievances and appeals.

     1.3 Attachments 1 and 2, which describe different elements of the County Indigent Health Services program, are incorporated herein as part of Section C. Additional materials, listed in Section C-29 References, are contained in the Technical Resource Center (TRC).

           1.3.1 Attachment C-1.1: Description of County Indigent Health Services (Paragraph 3.1)

           1.3.2 Attachment C-1.2: List of Computer Equipmen and Furnishings (Paragraph 3.3 & 6.3.2.1.1)

2.   COUNTY INDIGENT HEALTH SERVICES PROGRAM GOALS

     2.1 The ASO shall adhere to the County's established goals for physical health services. These goals focus upon the provision of an organized system of health care delivery for eligible, medically indigent residents. The County's goals are intended to establish criteria for successful program operation.

     2.2 Obligation to Poor and Working Poor. The ASO shall meet the County of San Diego's goals and obligation to provide physical health services to medically indigent adult residents of the County, including the following:

           2.2.1   Operate a coordinated and organized  system of care comprised
           of physicians,  hospitals,   community clinics and  ancillary service
           providers

           2.2.2 Incorporate care within the private sector, as a public/ private partnership

                                     C-1-1

           2.2.3 Assure reasonable accessibility through management of the provider network

           2.2.4   Assure  a  price  that  is  competitive  and   cost effective

           2.2.5   Embrace a community  standard  for quality  of care

           2.2.6 Network with county and community health care agencies and providers to maximize efficiencies in the delivery of health care services.

3.   SYSTEM OVERVIEW.

     3.1 The County Indigent Health Services program is the integration of several existing programs, including County Medical Services, Primary Care Services, and County Patient Support Services. Attachment C-1.1 is a description of the County Indigent Health Services.

           3.1.1 For the past eight years, the County Medical Services program has been managed by an Administrative Contractor. The County Indigent Health Service will use the existing County Medical Services operating systems, including existing policies and procedures, except as modified by the County. Policies and procedures contain certain performance standards that the Contractor shall be expected to meet. Copies of these documents shall be maintained and updated by the Contractor during the term of the contract.

           3.1.2 Currently, the Administrative Contractor is co-located with with the County staff responsible for the management of the program.

                   3.1.2.1 The Contractor shall negotiate sufficient lease space for both Contractor and County. If exercised, County shall reimburse the Contractor for the County's portion of the lease costs, including early termination costs.

                   3.1.2.2 The Contractor shall negotiate a lease for upgraded telephone equipment for both the Contractor and County. The County shall reimburse the Contractor for the lease/ equipment early termination costs.

     3.2 The intent of integrating the three services is to ensure that the the County's health care obligation to the working poor and medically indigent County residents is met in the most cost effective manner possible. Integration should result in lower administrative costs, while maintaining access and quality of care.

     3.3 The County has furnishings, computer equipment and software which has been designated for this contract in addition to the budgeted allocation. Specifications are found in Attachment C-1.2.

     3.4 The County Indigent Health Services program utilizes the same local provider network for the delivery of services, which provided services for the County Medical Services and Primary Care Services programs.

           3.4.1 Hospital Network. The County currently contracts with 12 licensed acute-care facilities in San Diego, which meet the conditions of participation as set forth in the standards and provisions of the Hospital Contract, and are considered eligible for participation in the County Indigent Health Services hospital provider network. The current hospital network is subject to change during the term of this agreement. Hospitals provide urgent and emergent inpatient and outpatient services to the eligible population.

                                     C-1-2

                   3.4.1.1 University of California, San Diego Medical Center. The County has contracted with the University of California, San Diego Medical Center through January 1, 2004 to provide health care services to the medically indigent in accordance with Section 17000 through 17410 of the California Welfare and Institutions Code.

           3.4.2 Community Clinic Network. Primary care, preventive and urgent services are provided to the eligible population through a network of Community Clinics and other private providers currently under contract with the County. The current Community Clinic network is subject to change during the term of this agreement. In an expanded and more formal role, the Contractor shall collaborate with the County and Community Clinics to develop a model for Community Clinics to serve as gatekeepers for referrals to Specialty Physicians and Ancillary Services.

                   3.4.2.1 Contractor shall provide education and training to new clinics joining the contractual provider network.

                   3.4.2.2 Contractor is prohibited from offering any Contractors, directly or indirectly, gifts, gratuity, favors or special conditions that would result in a monetary gain.

                   3.4.2.3 Special contracting and/or referral arrangements due to patient needs must be prior authorized by the County.

           3.4.3 Specialty and Ancillary Services Network. Specialty Physician and non-physician services are provided to eligible patients through a network of contracting providers. The Specialty and Ancillary Network of providers is subject to change during the term of this agreement. Specialty Physicians who participate in the County Indigent Health Services shall receive referrals from providers at contracted Community Clinics. Ancillary service providers, such as pharmacies, Durable Medical Equipment vendors, lab and radiology, contract with the County Indigent Health Services program for reimbursement for services delivered to eligible patients. County Indigent Health Services eligible patients must have prior authorization for the use of ancillary services, which must be delivered by a County Indigent Health Services contracted provider.

4.   FUND ALLOCATION.

     The Contractor shall manage these funds:

     4.1 STATE REALIGNMENT FUNDS. The basis of funding of the County Indigent Health Services is the annual allocation of State Realignment funds to the County of San Diego. No County General Funds are envisioned to be appropriated to this program. State Realignment funds are used to reimburse Hospitals, Community Clinics, Specialty Physicians and Ancillary Service providers for primary, preventive, urgent and emergent inpatient and outpatient care.
                                     C-1-3

     4.2 CALIFORNIA HEALTHCARE INDIGENT PROGRAM (CHIP). The basis of funding for the California Healthcare Indigent Program services are State tobacco tax funds. California Healthcare Indigent Program funds are used to reimburse hospitals for uncompensated emergency care and to supplement payments for County Indigent Health Services hospital and specialty providers. Funding levels are determined annually by the State based upon Medically Indigent Care Reporting System (MICRS) data.

     4.3 PHYSICIAN EMERGENCY SERVICES (PES) ACT. The basis for funding the Physician Emergency Services program is established through State legislation utilizing moving traffic violations fees and State tobacco tax funds. Physician Emergency Services funds reimburse physicians for
     emergency   services   that  would   otherwise  be uncompensated.

     4.4 COMPREHENSIVE AIDS RESOURCES EMERGENCY (CARE) ACT. The 1990 Comprehensive AIDS Resources Emergency, also known as the Ryan White Act, was enacted by the federal government to provide grants to improve the quality and availability of care for individuals and families with Human Immunodeficiency Virus (HIV). A separate account established with funds from the Comprehensive AIDS Resources Emergency, Title I grant is used for primary and preventive clinic services for HIV+ patients.

     4.5 COUNTY PATIENT SUPPORT SERVICES. Funds to reimburse services provided under a contract between the County and the University of California at San Diego Medical Center (UCSD-MC), known as the Fourth Operating Agreement are part of the Hospital Reimbursement Pool but managed separately to ensure that funds are available to meet the County's Welfare and Institution's Code Section 17000 obligation.

     4.6 ACCRUED INTEREST. Accumulated interest on program funds, associated with the timing of receipts and disbursements, will also be managed and accounted for by the Contractor.

     4.7 OTHER FUNDING SOURCES. Other funding sources allocated to the program, such as grant proceeds or third party recoveries, will also be managed and accounted for by the Contractor.

5.   PROVIDER PAYMENTS.

     The Contractor shall perform provider reimbursement in accordance with the County approved process, based on the following payment mechanisms:

     5.1 STATE REALIGNMENT FUNDS. State Realignment funds are allocated by the County to three separate reimbursement pools: Community Clinic Pool, Hospital Pool and Specialty Pool. Allocations to the reimbursement pools are capped at the beginning of each year. The Community Clinic and Hospital Pools are fully dispersed to participating providers at the end of each fiscal year. The distribution of the reimbursement pools has been to 1) fund primary care services to provide access to health care for medically indigent patients eligible for County support, and reduce the impact of patients seeking primary care services through hospital emergency rooms; 2) maintain a physician network for specialty care; 3) reduce inappropriate hospital utilization by refocusing patients to outpatient settings; 4) provide emergency services for patients requiring acute care.

                                     C-1-4

           5.1.1 COMMUNITY CLINICS POOL. Community Clinics shall be reimbursed by the Contractor from the Clinic Pool (s) for services to eligible patients. The amount of the monthly payment shall be based on utilization of services by County Indigent Health Services patients. Payments are paid to Community Clinics on a monthly basis. Community Clinics shall submit encounter based claims data for services rendered. The Contractor shall perform a quarterly reconciliation to ensure that the minimum units of service represented by the payments have been provided. To ensure that Community Clinics are providing the appropriate level of urgent care, Maintenance of Efforts levels will be established by the Contractor and the County for each participating Community Clinic based on the historic provision of County Medical Services and Primary Care Services.

                   5.1.1.1 The Community Clinic Pool utilization and funding level shall be evaluated quarterly. A final reconciliation and distribution at the end of each fiscal year shall be based upon Maintenance of Effort performance.

                   5.1.1.2 Claims shall be reimbursed by the Contractor from the Community Clinic Pool or other designated funding sources based upon utilization as approved by the County.

                             5.1.1.2.1 Contractor shall work with the County and Community Clinics to implement an optimal disbursement methodology for the Community Clinics, e.g. the integration of Primary Care and County Medical Services funding or block granting a base line of funding.

                   5.1.1.3 The Contractor shall facilitate improved electronic data interchange with participating providers.

           5.1.2 HOSPITAL POOL. Hospitals shall be reimbursed by the Contractor from the Hospital Pool for urgent and emergent inpatient care to eligible adults. The amount of the monthly payment shall be based on utilization of services by County Indigent Health Services patients. Hospitals submit encounter data for services that will be credited against the Hospital Pool. The Contractor shall perform a quarterly reconciliation to ensure that the minimum units of service represented by payments have been provided. Future annual allocations from the Hospital Pool shall be based upon the previous year's service levels.

                   5.1.2.1 The Contractor shall work with the County and hospitals to implement an optimal disbursement methodology, e.g. block grant or firm fixed price.

                   5.1.2.2   The  Contractor   shall  manage   and  account  for
                   payments to the University of California, San Diego Medical Center under the Fourth Operating Agreement.

           5.1.3 SPECIALTY POOL. Specialty physicians and ancillary services shall be reimbursed by the Contractor from the Specialty Pool based on approved claims submitted by the provider for services to eligible clients. Claims for payment from the Specialty Pool shall require prior authorization.

                   5.1.3.1   The  Contractor  shall monitor and report quarterly
                   utilization   of  the   Specialty   pool  by providers.

                                     C-1-5

     5.2 CALIFORNIA HEALTHCARE FOR INDIGENT PROGRAM (CHIP). California Healthcare Indigent Program services are reimbursed through three separate interest bearing accounts: Hospital, Physicians, and Other Health Services. Within the Hospital account, there are two sub-accounts, which shall be separately managed: 1) Hospital formula-driven funds, which are to be distributed to hospitals for uncompensated care utilizing Medically Indigent Care Reporting System (MICRS) data; 2) Hospital discretionary funds which shall be distributed to participating hospitals.

           5.2.1 HOSPITAL FORMULA ACCOUNT. The Contractor shall distribute funding to participating hospitals as allocated by state guidelines, and in accordance with contract provisions as outlined in California Healthcare Indigent Program Hospital Agreement. Payments shall be made within ten (10) working days of receipt by the Contractor.

           5.2.2 HOSPITAL DISCRETIONARY ACCOUNT. The Contractor shall utilize funding under this account for the County Indigent Health Services Hospital Pool in accordance with contracting provisions as outlined in both California Healthcare Indigent Program Hospital Agreement and the County Medical Services Hospital Contract.

           5.2.3 UNALLOCATED ACCOUNT. The Contractor shall utilize available Unallocated California Healthcare Indigent Program funds as identified by the County to supplement County Indigent Health Services Reimbursement Pools.

           5.2.4 PHYSICIAN EMERGENCY SERVICES (PES) PROGRAM. The Physician Emergency Services is funded by California Healthcare Indigent Program and SB 12/612 funds which shall be distributed for uncompensated emergency services. Claims processing and criteria used will be in accordance with Physician Emergency Services Fund Billing Requirements. Payments shall be made twice annually to physicians who have submitted authorized claims.

                   5.2.4.1 PHYSICIAN NEW CONTRACTS ACCOUNT. The Contractor shall utilize funding under this account for the County Indigent Health Services Specialty Pool in accordance with contract provisions as outlined in the County Medical Services Physician Contract.

     5.3 COMPREHENSIVE AIDS RESOURCES EMERGENCY (CARE) ACT. The Contractor shall administer the Comprehensive AIDS Resources Emergency Supplemental Pool in a manner similar to County Indigent Health Services Reimbursement Pools. Funds from the Supplemental Pool shall be used for the payment of services for eligible and registered Comprehensive AIDS Resources Emergency patients seen at the clinics. Community Clinic visits include primary care medical visits, ancillary services, pharmacy and dental services.

     5.4 OTHER FUNDING SOURCES. The Contractor shall administer and account for the disbursement of other CIHS program funding.

6.   PROGRAM REQUIREMENTS

     The County of San Diego, in conjunction with an Administrative Services Organization, shall administer the County Indigent Health Services Program. The expected outcomes, tasks, Reports and Deliverables of the Contractor and the County's responsibility for program management are identified below.

                                     C-1-6

     6.1 ANNUAL OUTCOMES. The Contractor shall ensure that the following outcomes are achieved annually:

           6.1.1   Services in the County Indigent Health Services program shall
           become  more  cost  efficient,  without  affecting  the   quality  of
           services.

           6.1.2 The viability of the County Indigent Health Services provider network shall be ensured.

           6.1.3 Funding shall be managed in such a way as to ensure access to services resulting in maximum service capacity.

                   6.1.3.1 The Contractor shall maximize the recovery of Medi-Cal or other third party payments.

           6.1.4 A patient satisfaction survey and a provider satisfaction survey shall be measured annually prior to May 1st of each year.

                   6.1.4.1 The Contractor and County shall review and develop recommendations based upon participant surveys.

     6.2   ADMINISTRATION

           6.2.1 The Contractor shall implement a system that manages the eligible population's care, utilization of services, and program funds while ensuring that the outcome of access to quality care is achieved.

                   6.2.1.1 The Contractor shall advise the County regarding the operation of the program and inform the County of problems identified in the structure and/or administration of the program, and opportunities for improvement in the program's administration.

                   6.2.1.2 The Contractor must submit all subcontracts for County review and approval prior to implementation.

           6.2.2   Tasks shall include:

                   6.2.2.1 UPDATE AND MAINTAIN POLICY AND PROCEDURE MANUAL The Contractor shall update and modify the existing
                   County Medical Services Policy and Procedure Manual as necessary to reflect the integration of services into the County Indigent Health Services program.

                   6.2.2.2   PREPARE ANNUAL  BUDGET   The  annual  budget  shall
                   reflect programmatic  changes  approved  by  the   County and
                   continue to reflect  economic efficiencies.

                   6.2.2.3 RECOMMEND CHANGES IN PROGRAM DESIGN The Contractor shall identify opportunities for improvement in the program and recommend changes in the program design based on programmatic experience, including service utilization trend analysis, patient focus groups and patient satisfaction surveys.

                                     C-1-7

                   6.2.2.4 REPRESENTATION AT MEETINGS The Contractor shall provide appropriate representation to meetings scheduled by the County.

                   6.2.2.5   PREPARE INFORMATION  AND  MAKE   PRESENTATIONS  The
                   Contractor  shall  prepare   program   information  and  make
                   presentations as scheduled by the County.

                   6.2.2.6 TRAIN STAFF ON COUNTY POLICIES The Contractor shall train its staff to update them on County policies and procedures.

                   6.2.2.7 MAINTAIN REGULAR OFFICE HOURS The Contractor shall maintain office hours and answer telephone calls based upon a schedule approved by the County. In general terms, these hours are 8 am to 5 pm, Monday through Friday.

                             6.2.2.7.1 The Contractor shall provide a flexible work schedule for evening and weekend as negotiated by the County.

           6.2.3   Reports and Deliverables

                   6.2.3.1 The Contractor shall provide reports that contain information on the level of service activity, client demographics, provider status and other information required by the County. These reports shall include quantitative and qualitative documentation of the Contractor's performance, as measured against the goals and outcomes of the program. At minimum the reports include:

                             6.2.3.1.1   Program Activity Report

                                         6.3.2.1.1.1   The    Program   Activity
                                         Report  shall   contain  a   one   page
                                         Executive    Summary   of   the    most
                                         significant results.

                             6.2.3.1.2   Annual Report

                                         6.2.3.1.2.1   The  Annual  Report shall
                                         contain an  Executive  Summary  of  the
                                         most significant results.

                                         6.3.2.1.2.2   The  Annual  Report shall
                                         include  recommended changes in program
                                         design per Section 6.2.2.3 above.

                   6.2.3.2   Deliverables

                             6.2.3.2.1   Revised Policy and Procedure Manual

                                     C-1-8

           6.2.4   Unless waived by the County, the County will:

                   6.2.4.1 Represent the CIHS program at the local, State and federal level. Provide overall direction and oversight to the County Indigent Health Services Program and make necessary policy recommendations and annual budget requests to the Board of Supervisors, as appropriate.

                   6.2.4.2   Monitor state legislative  activity relevant to the
                   program   and   engage  in  legislative   and  administrative
                   advocacy.

                   6.2.4.3 Make decisions about interjurisdictional issues, e.g., claims from other counties.

                   6.2.4.4 Monitor and evaluate the performance of the Administrative Services Organization, as measured by the goals and outcomes of the County Indigent Health Services Program.

     6.3   MIS DESIGN AND OPERATIONS

           6.3.1 The Contractor shall maintain a centralized data collection and analysis system that will serve as the basis for program management and strategic planning.

           6.3.2   Tasks shall include:

                   6.3.2.1 MAINTAIN A MANAGEMENT INFORMATION SYSTEM (MIS) The Contractor shall maintain a management information system to assist the County and service providers with the payment of claims, management of benefits, network management and coordination of care.

                             6.3.2.1.1   The Contractor shall assure all changes
                             to  the  existing  MIS  are compatible   with   the
                             County's year 2000 equirements.

                                         6.3.2.1.2.1   Contractor shall complete
                                         the IDX Version 8.0  upgrade or greater
                                         in  FY 98-99 to comply  with year  2000
                                         requirements.

                             6.3.2.1.3 The Contractor shall utilize the County's existing IDX system. Attachment C-1.3 contains a list of the County's computer equipment. Significant changes to the MIS system must be submitted for approval by the County prior to implementation.

                   6.3.2.2   ENSURE  ADEQUATE   REPORTING  BY   PROVIDERS    The
                   Contractor shall work with hospitals, Community Clinics and other providers to ensure that there is an adequate system for reporting data on all eligible patients served and that providers submit all required reports.

                                     C-1-9

                             6.3.2.2.1 The Contractor shall recommend to the County what information is required to be submitted by providers that is not already contained within the Medically Indigent Care Reporting System (MICRS).

                             6.3.2.2.2 The Contractor shall analyze and implement where feasible the linkage of IDX with the Medically Indigent Care Reporting System (MICRS), the Healthy San Diego MIS, Common Application Transaction System (CATS) or other information systems utilized by the County.

                                         6.3.2.2.2.1   The    Contractor   shall
                                         collaborate    with    and   facilitate
                                         linkage  with  the County Mental Health
                                         MIS subject to available funding.

                   6.3.2.3 PREPARE QUARTERLY PROJECTIONS OF INDICATORS RELATING TO PROGRAM UTILIZATION, COST, AND PROGRAM NEEDS The Contractor shall utilize data collected and analyzed through the MIS to provide the County with information on the status of the County Indigent Health Services program.

                   6.3.2.4 IDENTIFY PATIENTS AND SERVICES BY FUNDING SOURCE The Contractor shall maintain a distinct indicator within the MIS to register, track, process and report on patients and services by funding source, such as the Comprehensive AIDS Resources Emergency Act.

                             6.3.2.4.1 The MIS shall include enrollment and eligibility data as described in Section 6.4 below.

                             6.3.2.4.2   The  MIS  shall  be  designed to assure
                             that   services   are   provided   to   the  target
                             population.

                             6.3.2.4.3 The MIS shall screen for clients that receive benefits from more than one funding source or pool.

                                         6.3.2.4.3.1   The   Contractor    shall
                                         report the results of this screening to
                                         the County on a monthly basis.

                             6.3.2.4.4 The MIS will screen for individuals receiving Medi-Cal.

                             6.3.2.4.5 The MIS will assist the County with its initiatives to stop fraud.

                   6.3.2.5 PREPARE SPECIAL STUDIES, REPORTS, GRAPHS AND CHARTS AS REQUESTED At the County's request, the Contractor shall regularly prepare special reports and studies utilizing the current data available through the Management Information System.

                             6.3.2.5.1 The Contractor shall generate patient listings as required.

                   6.3.2.6 COLLECT AND SUBMIT TO THE COUNTY THE MEDICALLY INDIGENT CARE REPORTING SYSTEM (MICRS) DATA FOR COUNTY TRANSMITTAL TO THE STATE QUARTERLY, ANNUALLY AND AS REQUIRED. State funding for California Healthcare Indigent Program and Physician Emergency Services requires annual submission of
                   Medically Indigent Care Reporting System (MICRS) data. Hospital, Community Clinic and County Patient Support data will be collected monthly. The Contractor shall input data as necessary such as Patient Data Records (PDR's) and shall be responsible for data collection, transfer and reconciliation of all required MICRS data for the CIHS program. This task includes correcting erroneous records and other actions as necessary for assuring accurate transmittal of information to the State.

                                     C-1-10

                             6.3.2.6.1 The Contractor shall analyze the Medically Indigent Care Reporting System (MICRS) and shall implement, where feasible, the utilization of this data for the purpose of monitoring the performance of providers.

                             6.3.2.6.2   The  Contractor   shall   maintain  the
                             Master Recipient Index (MRI) data base.

                             6.3.2.6.3 The Contractor shall coordinate work with the County's Information System Division.

                             6.3.2.6.4 The Contractor shall prepare for the County responses to MICRS inquiries from the State pertaining to the CIHS program and CARE Act on behalf of the County.

                   6.3.2.7 ENSURE CONFIDENTIALITY OF ADMINISTRATIVE AND PATIENT DATA The Contractor shall maintain appropriate network security procedures to ensure that local, state and federal confidentiality regulations are met.

                             6.3.2.7.1 The Contractor shall ensure compliance with all laws, regulations, policies and procedures regarding the confidentiality rights of individuals and protection of individuals from system's abuse.

                                         6.3.2.7.1.1   The   County   and    the
                                         Contractor  share   the   mission   and
                                         philosophy that only patients who  meet
                                         the eligibility  criteria as determined
                                         by  the  County  will receive benefits.
                                         The  Contractor  has  adopted  and will
                                         maintain a policy prohibiting  Medi-Cal
                                         and  CIHS  fraud  consistent  with  the
                                         policy  adopted  by the  County  of San
                                         Diego Board of Supervisors.  Subject to
                                         State   and   Federal   law   and   the
                                         Contractor's personnel policies regard-
                                         ing  confidentiality,  the   Contractor
                                         will  disclose  outcomes  of investiga-
                                         tions of alleged improprieties  by  the
                                         Contractor's staff to COTR or designee.

                                     C-1-11

                   6.3.2.8 MANAGE FORMULARY AND PHARMACY BENEFIT The Contractor shall manage the County Indigent Health Services formulary and control pharmaceutical costs through a pharmacy management program.

                             6.3.2.8.1 All rebates or other financial benefits derived from the pharmacy management program shall be fully disclosed by the Contractor, with the proceeds belonging to the County unless otherwise agreed upon in writing.

                   6.3.2.9 COLLECT AND ANALYZE UTILIZATION DATA The Contractor shall collect and analyze utilization of the population served. As a minimum this information should include:
                   identification of trends in unduplicated users, trends in service use per unduplicated user; trends in the demographic characteristics of the population served, including income and employment status; trends in health status of clients served, admissions and length of stay by diagnostic category by hospital; and, trends in characteristics and patterns of UTILIZATION for the most expensive clients.

                   6.3.2.10 Collect, input and report in a format approved by the County, General Relief Employability Evaluation (GREE) information submitted by the clinics or other providers.

                              6.3.2.10.1   Analyze   GREE  data  and reports and
                              make   recommendations    for   improved    system
                              efficiencies to  the County.

           6.3.3   Reports and  Deliverables

                   6.3.3.1 The Contractor shall provide report that contain information on trends in service utilization, management of benefits, claims payment, coordination of care and other information required by the County. At a minimum, the following reports shall be prepared. Each report shall include a one page Executive Summary of the most significant results.

                                     C-1-12

                             6.3.3.1.1   Utilization  Review  Report

                                         6.3.3.1.1.1   The   Utilization  Review
                                         Report  shall include quantitative  and
                                         qualitative  measurements regarding the
                                         performance of program providers.

                             6.3.3.1.2   Financial Report

                             6.3.3.1.3   Medically   Indigent   Care   Reporting
                             System (MICRS) Report

                             6.3.3.1.4   General Relief Employability Evaluation
                             (GREE) Report

           6.3.4   Unless waived by the County, the County will:

                   6.3.4.1 Liaison and collaborate with major provider organizations (e.g., Hospital Council, San Diego County
                   Medical Society, Council of Community Clinics, Health Services Advisory Board, etc.,) on various aspects of the County Indigent Health Services Program.

                   6.3.4.2 Establish data collection and analysis standards for the Contractor and request and approve reports.

                   6.3.4.3 Review projections which could impact budgets or policies during future contract periods.

           6.3.5   County Management Information System (MIS) Responsibilities

                   6.3.5.1 The County acknowledges and agrees that the Contractor will be using the application software operating on the County's computer system in the performance of its duties under the County Indigent Health Services Agreement, and that therefore the maintenance of the system and the performance of the County's other duties with respect thereto (including without limitation the obligation to regularly back up system data) is essential to the Contractor's ability to effectively, efficiently and economically discharge its duties under the County Indigent Health Services Agreement.

                   6.3.5.2 The County, at its own cost and expense, shall keep the system in good repair, condition, and working order and shall furnish any and all parts, mechanisms and devices required to keep the system in good mechanical working order and in compliance with all laws, ordinances and regulations relating to the possession, use and maintenance of the system. The County's obligations hereunder shall include, without limitation:

                             6.3.5.2.1   All  maintenance  and  repair  of   the
                             system in accordance with manufacturer's specifica-tions and good industry practice;

                                     C-1-13

                             6.3.5.2.2   All  maintenance and repair  of any and
                             all networks, communication devices and other peripherals and other system used in connection with, but not included as part of, the system in accordance with manufacturer's specifications and good industry practice;

                             6.3.5.2.3   All   operational   support   for   the
                             computer system (County hardware and software) of which the system is a part; and

                             6.3.5.2.4 All regular, recommended and necessary system data back up. In connection therewith, the County shall establish a policy for the regular, recommended and necessary system data back up prior to all upgrade installations of the IDX software on the system. Such policy as it pertains to back up of the IDX software and databases shall be provided to the Contractor for approval, and the County shall make any modifica-tions thereto reasonably requested by the Contractor.

                   6.3.5.3 The parties acknowledge that the County will be using the system for other software applications not connected with the Contractor's duties under the County Indigent Health Services agreement. The County shall not utilize the system in any way tha will intentionally interfere with the performance of the County Indigent Health Services agreement by the Contractor. In planning such other applications, the County shall take into account the requirements of the software and the applications being made of the system by the Contractor under the terms of the County Indigent Health Services agreement, particularly with respect to system capacity, storage and peripheral use. County agrees to notify the Contractor about new system utilization that may interfere with the Contractor's performance of duties under this agreement.

                   6.3.5.4 If, as a result of the failure of the County to discharge its maintenance obligations (including without limitation the obligation to regularly back up the system data), the Contractor shall be excused from timely performance of any of its other duties under the County Indigent Health Services agreement that are prevented, delayed or hindered by any such failure by the County, but only to the extent caused by such failure, hindrance, or delay. In addition, if any such maintenance failure causes increased costs or expenses to the Contractor not contemplated by the payments otherwise to be made to the Contractor under the terms of the County Indigent Health Services agreement, then the County shall reimburse the Contractor for increased costs and expenses actually incurred by the Contractor, subject to approval by the County prior to incurring the additional costs or expenses.

                   6.3.5.5 The system will be used in a live environment for the processing of actual data in connection with the Contractor's responsibilities under the County Indigent Health Services agreement. In the event the system is deemed to be inoperable or is projected to be inoperable for a period in excess of three (3) working days, the Contractor reserves the right to reinstitute a timesharing arrangement with IDX, or obtain other appropriate operating solutions, subject to prior approval of the County. The County agrees to reimburse the Contractor for any costs incurred in instituting and operating under any such arrangement, subject to prior approval of any such costs by the County.

                                    C-1-14

                   6.3.5.6 The Contractor is entitled to use and to make available to the County the IDX software pursuant to a revocable license granted in the IDX agreement. The County acknowledges receipt and review of a copy of the IDX agreement. The County and the Contractor agree that neither they nor any of their employees, agents or contractors shall in any way use or disclose the IDX software in violation of any of the terms or provisions of the IDX agreement. The County agrees to indemnify, protect, defend and hold harmless the Contractor and its officers, directors, agents, employees and independent contractors from and against any and all claims, costs, suits, damages, judgments or other expenses and liability (including attorney's fees and costs) arising in anyway from acts of negligence on the part of the County or its employees that results directly or indirectly in any violation of the IDX agreement.

                   6.3.5.7 The Contractor shall transfer the IDX software to the County upon written notice from the County.

                   6.3.5.8 The County recognizes that Contractor is not responsible for internal management of IDX, therefore, in the event of IDX default, the Contractor shall notify the County and develop a plan for County approval to mitigate and correct the program problems caused by the failure of IDX to perform in accordance with their agreement, and Contractor and the County shall renegotiate MIS responsibilities and timelines.

     6.4   ENROLLMENT AND ELIGIBILITY CERTIFICATION

           6.4.1 The Contractor shall maintain a centralized on-line patient registration system to verify patient certification for providers and to ensure accurate claims payment.

                   6.4.1.1 The Contractor shall assist Community Clinics, hospitals and other providers in the development of on-line capability for verification of patient eligibility.

           6.4.2   Tasks shall include:

                   6.4.2.1 ENTRY OF PATIENT ELIGIBILITY STATUS AND CERTIFICATION PERIOD Patient eligibility for County Indigent Health Services is the responsibility of the County. The Contractor shall be responsible for the development and maintenance of a patient registration system that reflects the current eligibility status of patients.

                   6.4.2.2 PROCESS EMERGENCY ROOM EPISODES Emergency Treat and Release episodes are processed separately from other hospital claims. The Contractor's system must track and process these episodes to assure reimbursement in a timely manner.

                                     C-1-15

                   6.4.2.3 ENSURE ACCURATE IDENTIFICATION OF ELIGIBLE PATIENTS The Contractor shall ensure that provider hospitals accurately identify and refer potential County Indigent Health Services patients to the appropriate eligibility resource.

                   6.4.2.4 COORDINATION OF ELIGIBILITY INFORMATION The Contractor shall coordinate eligibility information from all sources to ensure accurate claims payment. The Contractor shall provide reports as necessary to providers and the County.

                             6.4.2.4.1   The   Contractor  shall   analyze   and
                             implement, where feasible, linkages with other eligibility systems, such as Healthy San Diego.

           6.4.3   Reports and Deliverables

                   6.4.3.1 The Contractor shall provide reports that contain information on patient eligibility status and other information as required by the County. At a minimum, the following reports shall be prepared. Each repor shall include a one page Executive Summary of the most significant results.

                             6.4.3.1.1   Eligibility    Report   including    an
                             unduplicated CIHS patient count.

           6.4.4   Unless waived by the County, the County will:

                   6.4.4.1 Perform all eligibility determinations using the Department of Social Services (DSS) Medi-Cal Program Guide. Eligibility certifications are currently performed by County staff.

                   6.4.4.2 Ensure eligibility coordination, including establishing and promulgating eligibility standards and guidelines, providing Contractor with eligibility status information.

     6.5   UTILIZATION MANAGEMENT AND CARE COORDINATION

           6.5.1 The Contractor shall maintain a system for the management of patient care that ensures the timely referral to the appropriate level of care and reduces barriers to care, with the goal of serving people at the most appropriate level of care.

           6.5.2 The Contractor shall implement a Utilization Review system to ensure the appropriate, cost effective use of County Indigent Health Services funds to eligible patients.

                   6.5.2.1 The Contractor shall notify the County of any significant trends or patterns of unusual or abnormal claims by any of the providers.

                                     C-1-16

           6.5.3   Tasks shall include:

                   6.5.3.1 DEVELOP, AND MANAGE THE IMPLEMENTATION OF A DISEASE MANAGEMENT PROGRAM The intent of the Disease Management Program, which will be implemented by the Community Clinics, will focus on the primary and preventive services for specific diseases commonly found in County Indigent Health Services patients. The Contractor shall work with the Community Clinics in the development of standardized treatment protocols which can have a positive impact on patient care and programmatic costs.

                             6.5.3.1.1 DEVELOP CASE RATES FOR SPECIFIED CASES INCLUDED IN THE DISEASE MANAGEMENT PROGRAM The Contractor shall work with the Community Clinics in the development of case rates based upon the implementation of standardized treatment protocols.

                   6.5.3.2 DEVELOP A PLAN FOR A TARGETED CASE MANAGEMENT PROGRAM The plan must include the program's scope of services, referral, discharge, reporting and payment requirements. It must also specify a transition plan from the existing Care Coordination function manage by the Contractor to Targeted Case Management program managed by providers.

                   6.5.3.3 DEVELOP, NEGOTIATE AND MANAGE THE TARGETED CASE MANAGEMENT CONTRACT After County approval, the resulting contract must reflect the scope of services contained in the Targeted Case Management plan, with documented cost savings to the County.

                   6.5.3.4 COORDINATE DISCHARGE ACTIVITIES WITH HOSPITAL DISCHARGE PLANNERS The Contractor coordinates with dis-charge planners to ensure appropriate referrals between levels of care for County Indigent Health Services patients occurs between clinics and hospitals.

                             6.5.3.4.1 The Contractor shall coordinate dis-charge for patients requiring Durable Medical Equipment and/or placement in a Board and Care facility.

                   6.5.3.5   MANAGE,  COLLECT  AND  REPORT   DATA   ON  SPECIFIC
                   CONTRACTS   Under  the general direction  of  the County, the
                   Contractor shall manage the contractors and reimburse providers for: 1) the provision of emergency dental services for Probation Department inmates; 2) communicable disease screening of newly arrived refugees; and 3) the evaluation of General Relief recipients for participation in General Relief Employability Evaluations; and 4) other supplemental County Indigent Health Services programs such as breast cancer treatment.

                   6.5.3.6 GRANT PRIOR AUTHORIZATION OF ALL NON-EMERGENT INPATIENT ADMISSIONS A system must be in place to review and process requests for non-emergent hospital admissions. The system must include a procedure for notifying patients when requests for non-emergent inpatient admissions are denied, including the reason for the denial.

                   6.5.3.7 CONDUCT CONCURRENT REVIEW OF ALL INPATIENT ADMISSIONS Concurrent reviews of hospital admissions are intended to ensure that patients are discharged to a lower level of care as soon as it is medically appropriate.

                                     C-1-17

                   6.5.3.8 DESIGN AND IMPLEMENT A TREATMENT AUTHORIZATION REQUEST SYSTEM The Contractor shall work with the
                   Community  Clinics   to  develop  a  system  for   ambulatory
                   specialty care that include the Community Clinic's gatekeeper role.

                   6.5.3.9 ASSIST HOSPITALS IN ACCESSING ANCILLARY SERVICES THROUGH THE COUNTY INDIGENT HEALTH SERVICES PROGRAM The Contractor shall work with hospital discharge planners to ensure that County Indigent Health Services contracted providers are used upon discharge from the hospital for ancillary services, including pharmacy and lab.

                             6.5.3.9.1   The   Contractor   shal    monitor  and
                             control the costs of ancillary services.

                   6.5.3.10   UPDATE   AND   MAINTAIN   EXISTING  PHARMACEUTICAL
                   FORMULARY The Medi-Cal formulary shall be used as the basis for updating and maintaining the County Indigent
                   Health Services formulary, with the exception of the Comprehensive AIDS Resources Emergency (CARE) Act which maintains a separate formulary. All changes to either formulary must be pre-approved by the County.

           6.5.4   Reports and Deliverables

                   6.5.4.1 The Contractor shall provide reports that contain, information on the Treatment Authorization System, management of the pharmaceutical program, use of ancillary services and other information as required by the County. At a minimum, the following reports shall be prepared. Each report shall include a one page Executive Summary of the most significant results.

                             6.5.4.1.1   Disease Management Report

                             6.5.4.1.2   Specialt    and    Ancillary    Service
                             Utilization Report

                   6.5.4.2   Deliverables

                             6.5.4.2.1   Quarterly   Targeted  Case   Management
                             Report

                             6.5.4.2.2   Targeted Case Management Plan

                             6.5.4.2.3   Disease Management Program Protocol

                             6.5.4.2.4   Disease Management Program Case Rates

                             6.5.4.2.5   Treatment Authorization Request System

                                     C-1-18

           6.5.5   Unless waived by the County, the County will:

                   6.5.5.1 Liaison with other systems serving the indigent population, e.g., mental health, drug and alcohol treatment providers, social service providers and ancillary providers.

                   6.5.5.2 Meet at least quarterly with the representatives of the major provider groups (e.g. Council of Community Clinics, Hospital Council, etc.) to discuss issues related to patient care, program management and reimbursement.

                   6.5.5.3 Review and approve the plan, protocols and rates for the Disease Management Program.

                   6.5.5.4   Review and approve discharge planning standards

                   6.5.5.5   Review   and   approve  expenditure   of   "Special
                   Discharge Needs", at the request of the Contractor.

                   6.5.5.6   Establish  reimbursement  pool  levels   based   on
                   anticipated revenue and utilization for each fiscal year by April 30.

                   6.5.5.7 Review and approve provider reimbursement plans and pool close-out.

    6.6   QUALITY MANAGEMENT

          6.6.1 The Contractor shall develop and implement a quality assurance program that ensures that patients have access to and are receiving the appropriate levels of patient care. This program shall include a fair and impartial grievance process, which has been approved by the County.

          6.6.2 In cooperation with and approved by the County, tasks shall include:

                  6.6.2.1   CONDUCT   PATIENT   FOCUS   GROUPS   AND    PROVIDER
                  SATISFACTION SURVEYS Focus groups and provider satisfaction surveys will be conducted annually, unless otherwise indicated.

                  6.6.2.2 IMPLEMENT RECOMMENDED CHANGES THAT ARE THE RESULT OF FOCUS GROUPS AND SATISFACTION SURVEYS The Contractor shall report the results of the focus groups and satisfaction surveys to the County, and implement changes recommended by the County as a result of this report.

                  6.6.2.3 ASSIST AND PARTICIPATE IN PROGRAMMATIC/FISCAL AUDITS OF COMMUNITY CLINICS The Contractor shall work with the County and Community Clinics in the design, implementa-tion and reporting of Community Clinic programmatic/fiscal audits.

                  6.6.2.4 MAINTAIN PROVIDER CREDENTIALLING SYSTEM The Contractor shall develop, maintain and implement a provider credentialling system to ensure that all County Indigent Health Services contracted providers meet program participation standards.

                  6.6.2.5 IDENTIFICATION OF ANNUAL QUALITY IMPROVEMENT GOALS The Contractor, with County participation, shall review County Indigent Health Services utilization data and other program activities in order to identify opportunities for quality improvement in County Indigent Health Services. The Contractor shall prepare these recommendations for County approval and work with providers to meet the goals.

                                     C-1-19

                            6.6.2.5.1 The Contractor shall develop methodology to ensure access of required health services to eligible patients.

          6.6.3   Reports and Deliverables

                  6.6.3.1 The Contractor shall provide reports that contain information on access to care, patient and provider satisfaction, complaints and grievances and other information required by the County. At a minimum, the following reports shall be prepared. Each report shall include a one page Executive Summary of the most significant results.

                            6.6.3.1.1 Patient and Provider Satisfaction Survey Results

                            6.6.3.1.2   Patient Complaint Status Report

          6.6.4   Unless waived by the County, the County will:

                  6.6.4.1 Review and approve the quality assurance program operated by the Contractor and annual quality improvement goals.

                  6.6.4.2 Liaison with providers to assist with resolution of identified problems.

    6.7   CLAIMS PROCESSING AND FINANCIAL MANAGEMENT

          6.7.1 The Contractor shall manage the distribution of funds for the County Indigent Health Services program to ensure the maximum utilization of available funds and will maximize revenue through revenue maximization and recovery activities.

          6.7.2   Tasks shall include:

                  6.7.2.1 PROCESS CLAIMS AND ENCOUNTER DATA, INCLUDING CLAIMS SUBMITTED FOR PAYMENT UNDER THE FOURTH OPERATING AGREEMENT All claims and invoice processing and review activities by the Contractor shall be capable of safeguarding public funds, ensuring appropriate controls over expenditures of public funds and ensuring a proper audit trail for documentation of expenditures.

                  6.7.2.2 MANAGE COMMUNITY CLINIC, HOSPITAL AND SPECIALTY REIMBURSEMENT POOLS AND RECALCULATE PROSPECTIVE PAYMENTS BASED ON POOL UPDATES The Contractor shall assure that reconcilia-tion of payments to services provided will occur on a quarterly basis.

                  6.7.2.3 MANAGE THE CALIFORNIA HEALTHCARE INDIGENT PROGRAM HOSPITAL ACCOUNT The Contractor shall track and administer the hospital account and be able to account by a patient specific claim the payments from each subaccount of hospital funds.

                                     C-1-20

                  6.7.2.4 DISBURSE CALIFORNIA HEALTHCARE INDIGENT PROGRAM (CALIFORNIA HEALTHCARE INDIGENT PROGRAM), PHYSICIAN EMERGENCY SERVICES (PHYSICIAN EMERGENCY SERVICES) PROGRAM FUNDS The Contractor shall ensure that California Healthcare Indigent Program and Physician Emergency Services funds are distributed according to contractual guidelines.

                  6.7.2.5 ESTABLISH AND MAINTAIN COMPREHENSIVE AIDS RESOURCES EMERGENCY FUND REIMBURSEMENT POOL The Contractor shall calculate initial and subsequent payments from the Comprehensive AIDS Resources Emergency (CARE) Act pool, request required funding from the County and process prospective and applicable fee for service payments to participating providers.

                  6.7.2.6 PROVIDE EXPLANATION OF BENEFITS (EOBS) The Contractor shall provide patient-specific EOBs to participating Comprehensive AIDS Resources Emergency, California Healthcare Indigent Program and Physician Emergency Services providers, and other providers as requested.

                  6.7.2.7 ISSUE PROVIDER PAYMENTS The Contractor shall make payments to providers according to different program require-ments and deadlines, and maintain a separate accounting for each account and for interest accrued by each account.

                            6.7.2.7.1 The Contractor shall provide the County, on a quarterly basis, a copy of detailed bank state-ments for each account

                                        6.7.2.7.1.1   All     program    funding
                                        (principal,  interest  and funding  from
                                        Medi-Cal   recovery  or   third    party
                                        recovery) must be properly accounted for.

                                        6.7.2.7.1.2   All disbursement  of funds
                                        must  be  approved  by  the  County   in
                                        accordance with procedure.

                  6.7.2.8 MANAGE ANNUAL SETTLEMENT AND DISTRIBUTION OF COMMUNITY CLINIC AND HOSPITAL POOLS The Contractor shall manage the close-out of the Community Clinic and Hospital Pools in accordance with established policies and procedures.

                  6.7.2.9 OPERATE A REVENUE RECOVERY PROJECT INVOLVING MEDI-CAL AND THIRD PARTY REIMBURSEMENTS The Contractor shall administer a revenue recovery function that meet all applicable requirements for health care collection agencies.

                                     C-1-21

                            6.7.2.9.1 The Contractor's staff who work on Medi-Cal recovery are funded solely from the Contractor's share (25%) of recovered funds.

                            6.7.2.9.2 The Contractor shall not receive any revenues or interest generated from other third party recoveries; nor interest from Medi-Cal recoveries.

                  6.7.2.10 MAINTAIN ACCOUNTING RECORDS BY SEPARATE FUNDING SOURCES AND SUB-ACCOUNTS The County Indigent Health Services program is funded through several funding sources, as described in Section 5, Provider Payments, of the Statement of Work. The Contractor shall ensure that the accounting of each funding source meets contractual requirements.

                  6.7.2.11 DEVELOP A MECHANISM FOR REIMBURSEMENT BASED ON UTILIZATION AND DATA REPORTING The Contractor shall be responsible for ensuring that payments to providers are based on approved reimbursement methodology and accurate utilization data.

                  6.7.2.12 DEVELOP STANDARDIZED INCOME SCHEDULES WITH A SHARE SHARE OF COST SLIDING SCALE The Contractor shall work with
                  Community Clinics to implement a sliding fee scale for patients accessing care at Community Clinics. The sliding fee scale will be based upon Federal Poverty Guidelines as published annually.

                  6.7.2.13 DEVELOP A PROVIDER REIMBURSEMENT RATE SCHEDULE WHICH REFLECTS THE COLLECTION OF A SHARE OF COST The Contractor, in conjunction with the Community Clinics, shall develop a provider reimbursement rate schedule which reflects the collection of a Share of Cost based on Federal Poverty Guidelines.

                  6.7.2.14   ESTABLISH   MAINTENANCE   OF  EFFORT   LEVELS   FOR
                  COMMUNITY  CLINICS   The  Contractor  shall   work  with   the
                  Community Clinics to determine Maintenance of Effort levels to ensure a continuing level of primary care and urgent care
                  services.   These   Maintenance  of  Effort  levels,  will be
                  based  on the  historic  provision  of services  by   the
                  Community Clinics.

                  6.7.2.15 DEVELOP A PLAN FOR THE SPECIALTY POOL THAT INCLUDES ASSUMPTION OF SOME LEVEL OF RISK BY THE COMMUNITY CLINICS The Contractor, in conjunction with the County and the Community Clinics will develop a Specialty Pool Management Plan, which includes the assumption of some level of risk by the Community Clinics. The Plan shall incorporate the Community Clinic's role as gatekeeper to specialty services.

                  6.7.2.16 DISBURSE COUNTY PATIENT SUPPORT SERVICES FUNDS The Contractor shall pay claims submitted for services provided by UCSD under the terms of the Fourth Operating Agreement.

                  6.7.2.17 DEVELOP A FINANCIAL INCENTIVE PLAN FOR PROVIDERS The Contractor shall work with the County and providers to design and implement a Financial Incentive Plan to improve or expand services.

                                     C-1-22

          6.7.3   Reports and Deliverables

                  6.7.3.1 The Contractor shall provide reports that contain information on the management and distribution of funds, revenue and recovery activities, and other information required by the County. At a minimum, the following reports shall be prepared. Each report shall include a one page Executive Summary of the most significant results.

                            6.7.3.1.1   Reimbursement Report

                            6.7.3.1.2 Physician Emergency Services Fund Claim and Payments Report

                            6.7.3.1.3 California Healthcare Indigent Program Trust Fund Report

                            6.7.3.1.4   Comprehensive  AIDS  Resources Emergency
                            (CARE) Act Utilization and Provider Reimbursement Report

                            6.7.3.1.5   County     Patient    Support   Services
                            Reimbursement Report

                  6.7.3.2   Deliverables

                            6.7.3.2.1   Recommendations    for     Reimbursement
                            Methodology Improvements

                            6.7.3.2.2   Standardized Income Schedule

                            6.7.3.2.3   Provider Reimbursement Rate Schedule

                            6.7.3.2.4   Specialty Pool Management Plan

                            6.7.3.2.5   Financial Incentive Plan

          6.7.4   Unless waived by the County, the County will:

                  6.7.4.1 Approve guidelines, payment standards and mechanisms for claims processing and provider payments.

                  6.7.4.2 Establish funding limits for each component of the County Indigent Health Services Program.

                  6.7.4.3   Approve provider reimbursement methodology

                  6.7.4.4   Approve Financial Incentive Plan and payments

    6.8   NETWORK DEVELOPMENT AND MANAGEMENT

          6.8.1 The Contractor shall maintain a provider network that ensures reasonable access to services by recruiting providers for ambulatory, specialty and inpatient care for eligible patients.

                                     C-1-23

          6.8.2   Tasks shall include:

                  6.8.2.1 Upon transfer, operate the 1-800 number currently managed by the County. Direct line costs are the financial responsibility of the County. This 1-800 number is utilized to schedule appointments with the County's eligibility workers, therefore, the operation will require close collaboration with the County.

                            6.8.2.1.1 Contractor shall implement current County procedures including follow-up with clients for confirmation of appointments, and shall make recommendations to improve efficiency of this operation and related program tasks.

                  6.8.2.2 Provide administrative support during contract negotiations, prepare and monitor provider contracts. The Contractor shall manage contracts with the County Indigent Health Services provider network, including hospitals, Community Clinics, Specialty Physicians and ancillary providers and develop methodology to monitor contracts.

                            6.8.2.2.1   Contractor  shall   draft,  for   County
                            approval, all provider contracts or amendments.

                            6.8.2.2.2   Contractor shall  prepare  for signature
                            all   provider  contracts   or   amendments  to   be
                            distributed by the County.

                            6.8.2.2.3 Contractor shall perform site visits and perform fiscal and programmatic reviews of the Community Clinics at least annually.

                                        6.8.2.2.3.1   The   County   shall  pre-
                                        approve the site review methodology.

                            6.8.2.2.4 Contractor shall perform fiscal and pro-grammatic reviews of other contractors and program providers.

                                        6.8.2.2.4.1   The   County   shall  pre-
                                        approve the review methodology.

                  6.8.2.3 Develop and implement a plan for re-contracting Specialty Physicians/Ancillary Providers. The Contractor shall evaluate the existing network of Specialty Physicians/ Ancillary Providers and propose an alternate model for maintaining the Specialty Physician/Ancillary Providers network.

          6.8.3   Reports and Deliverables

                  6.8.3.1 The Contractor shall provide reports that contain information on provider utilization and other information required by the County. At a minimum, the following reports shall be prepared. Each report shall include a one page Executive Summary of the most significant results.

                                     C-1-24

                            6.8.3.1.1   Provider Status Report

                                        6.8.3.1.1.1   The Provider Status Report
                                        shall update listings of the provider network when changes occur.

                  6.8.3.2   Deliverables

                            6.8.3.2.1 Specialty Physician/Ancillary Providers Re-Contracting Plan

          6.8.4   Unless waived by the County, the County will:

                  6.8.4.1 Proactively address equity and access issues in the County Indigent Health Services system.

                  6.8.4.2   Routinely   monitor  the   accessibility   and
                  availability of services.

                  6.8.4.3   Serve  as  the  final  appeal  stage  for   provider
                  complaints regarding claims payment and other issues.

                  6.8.4.4   Approve   contracts  with   providers  and   perform
                  random audits to ensure contract compliance of providers and the Contractor.

                  6.8.4.5 Determine the percentages within each reimbursement pool and the method of distribution of funds within each pool with the assistance of the Contractor.


    6.9   COMPLAINTS, GRIEVANCES AND APPEALS

          6.9.1 The Contractor shall operate a patient grievance system that allows for the impartial review and resolution of patient complaints.

                  6.9.1.1   In cooperation with the County, the Contractor shall
                  collaborate  with   the  Office  of  Consumer  Education   and
                  Advocacy.

          6.9.2   Tasks shall include:

                  6.9.2.1 REVISE EXISTING GRIEVANCE SYSTEM The Contractor shall propose changes in the existing grievance system, based upon an analysis of the operation of the current system. The grievance system shall resolve grievances in a timely manner and include distinct levels of appeal.

                  6.9.2.2 OPERATE A TOLL-FREE NUMBER FOR PATIENT INQUIRIES AND COMPLAINTS The Contractor shall operate a toll-free line for patient inquiries and complaints and maintain documentation regarding the number, nature and outcome of calls.

                                     C-1-25

                  6.9.2.3 MONITOR AND REPORT PATIENT COMPLAINTS AND GRIEVANCES The Contractor shall maintain a log of all patient and provider complaints and grievances which documents the nature and resolution of the grievance. This log shall be the basis for the monthly Grievance Report.

                  6.9.2.4 PREPARE AND PRODUCE PATIENT INFORMATION, INCLUDING A PATIENT HANDBOOK The Contractor shall prepare, modify or maintain patient information that reflects the integrated County Indigent Health Services program.

          6.9.3   Reports and Deliverables

                  6.9.3.1 The Contractor shall provide reports that include level of complaint and grievance activity and other informa-tion required by the County. At a minimum, the following reports shall be prepared. Each report shall include a one page Executive Summary of the most significant results.

                            6.9.3.1.1   Grievance   Status   Report   Complaints
                            Status Report

                  6.9.3.2   Deliverables

                            6.9.3.2.1   Revised Grievance System

                            6.9.3.2.2   Revised Patient Handbook

          6.9.4   Unless waived by the County, the County will:

                  6.9.4.1   Monitor  the   patient   complaint  and    grievance
                  system, and act as a final appeal  in the  grievance system

                  6.9.4.2   Monitor  the   accessibility  and  availability   of
                  services  to   patients,   including  regular  meetings   with
                  established consumer advocacy groups

                  6.9.4.3   Review   annual  patient  satisfaction  surveys  and
                  initiate remedial action as indicated.

                  6.9.4.4   Approve  revised   grievance  system   and   Patient
                  Handbook.

   6.10   TECHNICAL RESOURCE CENTER

          6.10.1 Contractor shall assume control of, maintain, and up-date material contained in the Technical Resource Center (TRC) for the County Indigent Health Services during the term of the contract. New material shall be added at request of the COTR. TRC material shall be available for Contractor staff or County personnel during normal work hours. At time of re-solicitation, Contractor shall provide staff and copy service to make TRC available to potential proposers.

                                     C-1-26

   6.11 CONTRACTOR COLLABORATION WITH MENTAL HEALTH SERVICES' ADMINISTRATIVE SERVICES ORGANIZATION (MHS - ASO)

          6.11.1 The Contractor shall work collaboratively with the Mental Health Services Administrative Services Organization during the term of this agreement. The County believes that collaboration can produce more efficient service delivery in the areas of management information systems, eligibility, claims processing, records management and customer service.

          6.11.2 The County requires the two administrative service organiza-tions to mutually plan and implement combined operations, where those combined operations, in the opinion of the County, will generate economies of scale or improved services to the public. The two Administrative Services Organizations shall reach consensual and reasonable agreement on collaboration plans and implementation time-line with the approval of the County.

          6.11.3   Collaboration Deliverables Based on Projected Timetable

                   6.11.3.1 By April 1, 1998, the Contractor shall work with the MHS-ASO to complete a draft plan of action and proposed time line for combining administrative functions for both programs.

                   6.11.3.2 From April 1, 1998 through June 30, 1998, the Contractor shall work with the County (County Indigent Health Services and County Mental Health Services) and the Mental Health ASO to finalize the collaboration plan of action and timeline.

                   6.11.3.3   From  July 1, 1998   through  June 30,  1999,  the
                   Contractor, after County approval, shall implement plans to combine administrative functions.

                   6.11.3.4   From  July 1, 1999  through  contract   close out,
                   after the implementation phase is completed, the Contractor(s) shall produce quarterly reports that document the results of the combined operations, in a report format approved by the County.

   6.12   CONTRACTOR CLOSE OUT SERVICES

          6.12.1   When   given   notice  by   the   County   to   proceed,  the
          Contractor shall assure a smooth transition of services to the County or designated successor of this agreement. Tasks shall include:

                   6.12.1.1   Transition Plan

                   Contractor shall train the successor to this agreement in all phases of the operation to assure that the new organization can perform the tasks contained in this State-ment of Work without the ongoing assistance of the Contractor.

                                     C-1-27

                              6.12.1.1.1 The Contractor's Project Director shall meet with the County and management from the new organization at least weekly during the transition period to facilitate a smooth and timely transition.

                                           6.12.1.1.1.1   The   Contractor shall
                                           make reasonable efforts to remedy any
                                           problems identified  in  these weekly
                                           transition  meetings by the following
                                           week.

                   6.12.1.2 Develop for County approval a plan of action and timeline to complete the transition of all administrative functions contained within this agreement, to include the following deliverables:

                              6.12.1.2.1 Close out of all reimbursement pools and final payments to providers;

                              6.12.1.2.2 Final accounting of all pools and payments to providers, including all accumulated interest;

                              6.12.1.2.3 Detailed transition plan for the IDX system and other components of the MIS system, preparation of all required reports, including MICRS reporting;

                              6.12.1.2.4 Final inventory and turnover of all County funded equipment, computer hardware and software;

                              6.12.1.2.5 Transfer of program records including patient records and active case files;

                              6.12.1.2.6 Compliance with Technical Resource Center update and close out requirements;

                              6.12.1.2.7 Assignment of any active leases or sub-contracts that are assignable and approved by the County for assignment;

                              6.12.1.2.8 Appropriate close out of CARE Act services with the Office of AIDS Coordination;

                              6.12.1.2.9 Other close out services, including sub-programs, directed by the County.

                                     C-1-28

IMPLEMENTATION SCHEDULE

The County Indigent Health Services Administrative Services Organization (ASO) contract is scheduled to begin in October 1997. At implementation of the contract the Contractor shall assume operation of the systems that the current County Indigent Health Services Administrative Contractor has in place. The following implementation schedule indicates that tasks that are new to the County Indigent Health Services program and for which the current ASO does not have operating systems in place.

                                     C-1-29

                                            1997                 1998

TASK                                 SEP OCT NOV DEC JAN FEB MAR APR MAY JUN JUL

Contract Implementation                   X

Provider 1-800 Operation Assumed              X

Data Conversion Transition Plan                       X
Implemented

Provider Reimbursement Method
Developed (Pending)

Provider Reimbursement Method
Implemented (Pending)

Contract Monitoring Initiated                 X

Standardized Income Schedule                                  X
Reviewed & Implemented

Disease Management Program Developed
and Coordinated with CHIP (Pending)

Treatment Authorization Request                       X
(TAR) System Assessed

Disease Management Case Rates                                             X
Developed

Specialty Pool Assessment                                X

Specialty Physician/Ancillary                                     X
Providers Re-Contracting
Plan Developed

Grievance System Revised & Approved                   X

Targeted Case Management Plan                         X
Developed

Revised Grievance System Implemented                      X

Annual Budget Submitted                                       X

Disease Management Program (Pending)

Disease Management Case Rates                                             X
Implemented

Revised TAR System Implemented                                                X

Revised Policy and Procedure Manual                           X
Specialty Pool Plan Implemented                                   X

Specialty Physician/Ancillary                                     X
Providers Re-Contracting
      Plan Implemented

Financial Incentive Plan Developed                            X

Targeted Case Management Contract                                             X
Negotiated

                                     C-1-30

8. REPORTS AND DELIVERABLES TIMELINE

                                       MONTHLY    QUARTERLY    YEARLY    DATE


REPORTS

Specialty & Ancillary Service                                    X         X
Utilization Report

Annual Report                                                              X

California Healthcare Indigent                                   X         X
Program Trust Fund Report

Comprehensive AIDS Resources                                     X         X
Emergency Utilization & Provider
Reimbursement Report

County Patient Support Services                      X                     X
Report

Contract Site Reviews                                                      X

Disease Management Report                                        X         X

Eligibility Report                                               X         X

Financial Report - PES, CHIP, Other                  X           X         X

General Relief Employability Evaluation              X                     X
(GREE) Report

Grievance Status Report                              X                     X

Medically Indigent Care Reporting                                X         X
System (MICRS) Data Submission

Patient/Provider Survey Results                                            X

Patient Complaint Status Report                      X                     X

Physician Emergency Services Fund                                          X

Program Activity Report                              X                     X

Provider Status Report                                           X         X

Reimbursement Report                                             X         X

Utilization Review Report                            X           X         X

                                     C-1-31

DELIVERABLES

Disease Management Case Rates                                      06/01/98

Disease Management Protocol                                        Pending

Financial Incentive Plan                                           03/15/98

Provider Reimbursement Rate Schedule                               Pending

Recommendations for Reimbursement                                  Pending
Methodology Improvements

Revised Policy and Procedure Manual                                03/15/98

Standardized Income Schedule                                       03/01/98
                                                                   (Reviewed)

Specialty Physician/Ancillary Providers                            04/15/98
Re-Contracting Plan

Specialty Pool Management Plan                                     04/15/98

Targeted Case Management Plan                                      01/15/98

Treatment Authorization Request System                             01/15/98
    (Continued next page)

DELIVERABLES
--------------------------------------

MHS ASO Collaboration*
  Draft Plan Timeline                                              04/01/98

  Final Plan and Timeline                                          06/30/98

  Implementation                                                   07/01/98-
                                                                   06/30/99

  Reporting                                                        07/01/99-
                                                                   06/30/00
  * Tentative timeline and mutually
    agreed upon

     8.1 Proposers may review copies of existing reports which are located in the County Indigent Health Services Technical Review Center.

                                     C-1-32

9.   REFERENCES

     The following references are applicable to work requirements and will be available for review by prospective proposers in the Technical Resource Center.

     9.1   System Documentation

           9.1.1 County Medical Services Policy and Procedures Manual - Finance/Revenue Recovery

           9.1.2 County Medical Services Policy and Procedures Manual - Eligibility

           9.1.3 County Medical Services Policy and Procedures Manual - Pharmacy Benefits

           9.1.4 County Medical Services Policy and Procedures Manual - Consumer Advocacy

           9.1.5 County Medical Services Policy and Procedures Manual - Data Collection and Reporting

           9.1.6   County Medical Services Policy and Procedures Manual - Claims

           9.1.7 County Medical Services Policy and Procedures Manual - Management of Care

           9.1.8 County Medical Services Policy and Procedures Manual - Utilization Review

           9.1.9   County Medical Services Medical and Protocols Policy Manual

           9.1.10   Provider Manuals

     9.2   Contracts

           9.2.1   Primary Care Service Community Clinic Contract

           9.2.2   County Medical Services Hospital Contract

           9.2.3   County Medical Services Community Clinic Contract

           9.2.4   County Medical Services Physician Contract

           9.2.5   California Healthcare Indigent Program (CHIP) Hospital
           Agreement

           9.2.6   Physician Emergency Services (PES) Act Fund Billing
           Requirements

           9.2.7 Comprehensive AIDS Resources Emergency (CARE) Act Primary Care Clinic Contract

           9.2.8 Fourth Operating Agreement with University of California, San Diego Medical Center

           9.2.9   Sample Ancillary Agreement

                                     C-1-33

                                                                    EXHIBIT 10.2

                     ARIZONA HEALTH CARE COST CONTAINMENT SYSTEM

                         SOLICITATION, OFFER AND AWARD

Contract No:                   RFP No: YH8-0001  Date Issued:  February 10, 1997
                                                 Revised:      April 14, 1997
Issued by:  AHCCCSA
            Contracts and Purchasing              Subject of Solicitation:
            701 E. Jefferson Ave.               ACUTE CARE SERVICES - CYE 98
            Phoenix, AZ 85034              (TERM OF CONTRACT:  10/1/97- 9/30/98)

===============================================================================
 I.   SOLICITATION

Sealed offers (original and 5 copies) for providing the services described herein will be received at the issuing office (above) until 3:00 p.m. local time May 12, 1997. For information call:

Mark Renshaw, Contracts and Purchasing                    Phone:  (602) 417-4577
===============================================================================
                              TABLE OF CONTENTS
A.  SOLICITATION, OFFER AND              F.  LIST OF ATTACHMENTS.............62
    AWARD FORM......................1    G.  REPRESENTATIONS &
B.  RATES ..........................2        CERTIFICATIONS...............63-70
C.  DEFINITIONS...................3-7    H.  INSTRUCTIONS TO OFFERORS.....71-83
D.  PROGRAM REQUIREMENTS.........8-51    I.  EVALUATION FACTORS...........84-86
E.  CONTRACT CLAUSES............52-61        ATTACHMENTS
===============================================================================
II. OFFER   (Must be fully completed by Offeror)

The undersigned Offeror hereby agrees, if this offer is accepted within 120 days of bid opening to provide all services in accordance with the terms and requirements stated herein, including all attachments, amendments, and best-and-final offer (if any).

NAME OF OFFEROR: Arizona Health Concepts, Inc.    PHONE: (602) 331-5100
                 -----------------------------           --------------

ADDRESS:  7600 North 16th Street, Suite 150
          ---------------------------------

CITY/STATE: Phoenix, Arizona   Zip: 85020
            ----------------        -----

NAME OF PERSON AUTHORIZED
TO SIGN OFFER: James A. Burns   TITLE: President/CEO
               --------------          -------------

OFFEROR'S
SIGNATURE: /s/ James A. Burns   DATE: May 12, 1997
           ------------------         ------------

===============================================================================
III. AWARD   (To be completed by AHCCCSA)

The offer, including all attachments, amendments and best-and-final offer (if any), contained herein, is accepted.

NAME OF AHCCCSA CONTRACTING OFFICER:  Michael Veit  DATE: June 24, 1997
                                      ------------        -------------

SIGNATURE OF AHCCCSA CONTRACTING OFFICER:  /s/ Michael Veit
                                           ---------------------------
===============================================================================

                         SECTION B: CAPITATION RATES

1. The Contractor shall provide services as described in this solicitation.
2. Attachment B, Service Area Minimum Network Standards, describes location requirements by Geographic Service Area (GSA).
3. The following capitation rate table, shown for example only, will be generated by the capitation rate computer program, described in Attachment E. The Offeror must complete one such rate table for each Geographic Service Area (see Section H, Paragraph 9, Award of Contract) it is bidding. The
   Offeror should insert between this page and the following page the computer-generated printout of all such proposed rate tables.
4. In preparing capitation rate bids, offerors, especially continuing offerors, should note the program changes described in the following paragraphs:

               Section D, Paragraph 39, Reinsurance
               Section  D,  Paragraphs  1 and  6,  regarding  Family  Planning
                    Extension Program
               Section D,  Paragraph 6,  regarding  Health Plan Choice and
                    Prior Period Coverage
               Section H, Paragraph 9, regarding bidding by Geographic Service
                    Areas

5. Offerors are encouraged to negotiate discounts for inpatient, outpatient and other medical services to provide for the most cost-effective capitation rates.

--------------------------------------------------------------------------------


                                 SAMPLE ONLY:

PROPOSED CAPITATION RATES:

(1)  GEOGRAPHIC SERVICE AREA:

RATE CODE AND AGE/SEX     CAPITATION RATE PER             SUPPLEMENTAL PAYMENT
CLASSIFICATION            MEMBER PER MONTH:               PER SOBRA BIRTH:

TANF AND CCP AGE/ SEX:
         1  year  M  +  F      $ _____________________
         1-13  years  M  +  F    _____________________
         14-44 years F           _____________________
         14-44 years M           _____________________
         45+ years M + F         _____________________
SSI WITH MEDICARE                _____________________
SSI WITHOUT MEDICARE             _____________________
MN/MI *                          _____________________
SOBRA FAMILY PLANNING            _____________________
SOBRA SUPPLEMENTAL                                     $ ____________________

* All MN/MI's (i.e., with and without Medicare) are grouped together for capitation purposes.

                            SECTION C: DEFINITIONS

AAC                   See "Arizona Administrative Code".
AGENT                 Any  person  who  has  been  delegated  the  authority  to obligate or act on behalf of a provider.
AID TO FAMILIES WITH A federal assistance program under Title IV-A of the DEPENDENT CHILDREN Social Security Act. Replaced by the Temporary Assistance
(AFDC)                to Needy Families (TANF) program.
AHCCCS                Arizona Health Care Cost Containment System as defined by
                      ARS 36-2901.
AHCCCSA               Arizona    Health    Care    Cost    Containment    System
                      Administration.
AHCCCS BENEFITS       See "COVERED SERVICES".
AHCCCS MEMBER         See "MEMBER".
ALTCS                 The Arizona Long Term Care System (ALTCS), a program under
                      AHCCCSA  that  delivers  long term,  acute and  behavioral health care services to eligible members, as authorized by
                      ARS ss. 36-2931 et seq.
AMBULATORY            CARE   Preventive,   diagnostic  and  treatment   services
                      provided  on an  outpatient  basis  by  physicians,  nurse practitioners, physician assistants and other primary care providers.
AMPM                  The AHCCCS MEDICAL POLICY MANUAL.
ARIZONA               State   regulations  established   pursuant   to  relevant
ADMINISTRATIVE CODE   statutes.  For purposes of this solicitation, the relevant
(AAC)                 sections  of  the AAC  are  referred  to  throughout  this document as "AHCCCS Rules".
ARS                   Arizona Revised Statutes.
AT                    RISK  Refers  to the  period  of  time  that a  member  is
                      enrolled   with  a   contractor   during  which  time  the
                      Contractor  is   responsible  to  provide  AHCCCS  covered
                      services under capitation.
BIDDERS               LIBRARY  As  referred  to in this  RFP,  a  repository  of manuals,  statutes,  rules  and other  reference  material located at the AHCCCS office in Phoenix.
BOARD                 CERTIFIED An individual who has successfully completed all
                      prerequisites  of  the  respective   specialty  board  and
                      successfully   passed   the   required   examination   for
                      certification.
CAPITATION            A method by  which a contractor is paid to deliver covered services for  the  duration of a contract to members based on a fixed rate per  member notwithstanding (a) the actual number of members who  receive  care  from the contractor, and (b) the amount of health care services provided to any
                      member;  a  cost  containment  alternative   to   fee-for-
                      service payments.
CATEGORICALLY         A member who is eligible for Medicaid.
ELIGIBLE MEMBER
COMPETITIVE BID       A state  procurement  system used to select contractors to
PROCESS               provide covered services on a geographic basis.
CONTINUING            OFFEROR An AHCCCS  contractor during CYE 97 that submits a proposal pursuant to this solicitation.
CONTRACT SERVICES     See "COVERED SERVICES".
CONTRACT YEAR (CY)    Corresponds to federal  fiscal  year (Oct. 1 through Sept.
                      30).  For example, Contract Year 98 is  10/1/97 - 9/30/98.

CONTRACTOR            A person, organization or entity agreeing through a direct contracting relationship with AHCCCSA to provide the goods and  services  specified by this  contract in  conformance with the stated contract requirements,  AHCCCS statute and rules and federal law and regulations.
CONVICTED             A judgment of  conviction  has been  entered by a federal, state or local court, regardless of whether an appeal from that judgment is pending.
CO-PAYMENT            An amount  which the member pays  directly to a contractor or provider at the time covered services are rendered.
COUNTY CONTRIBUTION   Amount of funds  contributed  to  the AHCCCSA fund by each
                      Arizona county based on  funding  formulas established  by law.
COVERED SERVICES      Health care services to be delivered by a contractor which are so  designated  in Section D of this contract and also
                      AHCCCS Rules R9-22-202 et seq.
CRS                   Children's   Rehabilitative   Services   (See  Section  D,
                      Paragraph 1, Covered Services).
CY                    See "CONTRACT YEAR".
CYE                   Contract Year Ended;  same as "CONTRACT YEAR".
DAYS                  Calendar days unless otherwise specified.
DHS                   Arizona Department of Health Services.
DIRECTOR              The Director of AHCCCSA.
DISCLOSING ENTITY     An AHCCCS provider or a fiscal agent.
DME                   Durable Medical Equipment;  sturdy, long-lasting items and appliances  that can withstand  repeated use, are designed to serve a medical  purpose,  and are not generally useful to a person in the absence of a medical condition, illness or injury.
DUAL  ELIGIBLE        A member who is eligible  for both  Medicare and Medicaid.
DUAL ELIGIBLE         A person who is entitled to Medicare  Part A insurance and
QUALIFIED MEDICARE    who  meets   certain   income,   resource   and  residency
BENEFICIARY           requirements   of  the   Qualified   Medicare  Beneficiary
                      program, and is categorically  eligible  for  full  AHCCCS benefits.
EAC                   Eligible Assistance Child as defined in ARS 36-2905.03(B);
                      an  AHCCCS  state  program  for  children   under  age  14
                      receiving food stamps.
ELIC                  Eligible  Low-Income Child as defined in ARS 36-2905.05(C)
                      and (D); an AHCCCS state program for children under age 14 whose  household  income  exceeds the income limit for the
                      MN/MI program but is less than 100% of the federal poverty level.
ELIGIBLE              PERSON A person who meets all eligibility requirements for the  AHCCCS  acute care  program  but who has not yet been enrolled with an AHCCCS acute care contractor.
ELIGIBILITY           A process of determining, through a  written  application,
DETERMINATION         including  required  documentation, whether  an  applicant meets the qualifications for  federal (categorical) and/or state only eligibility.
ENCOUNTER             An  encounter is a record of a medically  related  service rendered  by  a  provider  or  providers  registered  with
                      AHCCCSA to a member who is enrolled  with a contractor  on the date of service.  It includes  all  services for which the contractor incurred any financial liability.
ENROLLMENT            The  process  by  which a person  who has been  determined eligible becomes a member with a contractor subject to the limitations specified in AHCCCS Rule R9-22-333.

EPSDT                 Early and Periodic  Screening,  Diagnosis  and  Treatment;
                      these  services  provide  comprehensive  health  care,  as defined in Rule  R9-22-213,  through  primary  prevention, early  intervention,  diagnosis  and  medically  necessary treatment of physical and behavioral  health  problems for
                      AHCCCS members under 21 years of age.
FEE-FOR-SERVICE       (FFS) A method of payment to  registered  providers  on an amount-per service basis.
FEDERALLY QUALIFIED An entity which meets the requirements and receives a HEALTH CENTER (FQHC) grant and funding pursuant to Section 330 of the Public
                      Health Service Act. An FQHC includes an outpatient  health
                      program  or  facility   operated  by  a  tribe  or  tribal
                      organization under the Indian  Self-Determination  Act (PL
                      93-638) or an urban Indian  organization  receiving  funds under Title V of the Indian Health Care Improvement Act.
FFP                   Federal  financial   participation  (FFP)  refers  to  the
                      federal matching rate that the Federal government makes to the Title XIX program portion of AHCCCS.
FISCAL                YEAR (FY) The budget year - Federal Fiscal Year: October 1 through  September  30; State fiscal year:  July 1 through
                      June 30.
FULL-TIME             EMPLOYEE  One who is available at all times to fulfill the requirements of the position.
GATEKEEPER            Primary care provider who is primarily responsible for all medical  treatment  rendered  and who makes  referrals  as necessary and monitors the member's treatment.
GEOGRAPHIC SERVICE    A specific county or defined grouping of counties that are
AREA (GSA)            available for contract award.  An offeror may  bid on  any
                      or  all  GSA's.   See  Section H,  Paragraph 9,  Award  of
                      Contract.
GROUP                 OF  PROVIDERS  Two or more health care  professionals  who practice their profession at a common location (whether or
                      not  they   share   facilities,   supporting   staff,   or
                      equipment).
HCFA                  Health  Care  Financing  Administration,  an  organization within  the  Department  of Health and Human  Services,  a federal agency.
HEALTH MAINTENANCE Various forms of plan organization, including staff and ORGANIZATION (HMO) group models, that meet the HMO licensing requirements of the federal and/or state government and offer a full array of health care services to members on a capitated basis.
HEALTH PLAN           See "CONTRACTOR".
IBNR                  Incurred  But Not Reported  claims which is the  liability for  services  rendered  for  which  claims  have not been received.
IHS                   Indian Health Service (IHS) is  a  division  of  the  U.S.
                      Public  Health   Service.   It  administers  a  system  of
                      hospitals and health centers providing health services  to
                      Native Americans and Native Alaskans.
LIEN                  A legal claim filed with the County  Recorder's  office in which a member  resides  and in the  county an injury  was sustained for the purpose of ensuring that AHCCCS receives reimbursement  for  medical  services  paid.  The  lien is attached  to any  settlement  the member may  receive as a result of an injury.
MANAGED CARE          Systems that  integrate  the  financing  and  delivery  of health care services to  covered  individuals by means  of
                      arrangements   with   selected    providers   to   furnish
                      comprehensive services to members;  explicit criteria  for
                      the  selection  of   health  care  providers;  significant
                      financial incentives for members to use providers and procedures associated with the plan; and formal programs for quality assurance and utilization review.

MANAGING EMPLOYEE     A  general  manager,  business   manager,   administrator,
                      director, or other individual who exercises operational or managerial  control  over, or  who directly or  indirectly conducts  the  day-to-day  operation  of,  an institution, organization or agency.
MANAGEMENT SERVICES   A  person  or  organization  who  agrees  to  perform  any
SUBCONTRACTOR         administrative function  or  service  for  the  Contractor
                      specifically   related  to  securing  or  fulfilling   the
                      Contractor's obligations to AHCCCSA under the terms of the contract.
MATERIAL OMISSION     A fact, data or other information excluded from a  report, contract,  etc.  which could lead to erroneous conclusions following reasonable review of such report, contract, etc.
MEDICAID              A Federal/State program  authorized by  Title XIX  of  the
                      Social Security Act, as  amended,  which provides  Federal matching funds for  a  state-operated  medical  assistance
                      program  for  specified  populations.   Certain  mandatory
                      populations and services must be included to  receive FFP;
                      however, states  may add  additional optional  populations and services with HCFA approval and also receive FFP.
MEDICARE              A Federal program  authorized by Title XVIII of the Social
                      Security Act, as amended.
MEMBER                For purposes of this  solicitation,  a person eligible for
                      AHCCCS who is enrolled with a Contractor.
MN/MI                 Medically  Needy/  Medically  Indigent;  state program for individuals  not  eligible  for  Medicaid but who meet the eligibility requirements for the state program.
NEW OFFEROR           The  organization,  entity  or   person  which  submits  a
                      proposal in response  to this  solicitation  and which has not been an AHCCCS contractor during CYE 97.
NON-CONTRACTING       A provider who has a  contract or  subcontract within  the
PROVIDER              AHCCCS system and renders covered services to  an eligible
                      person  or   member   to   whom  such  provider  bears  no
                      contractual obligation.
OFFEROR               The  organization,   entity  or  person  which  submits  a
                      proposal in response to the AHCCCS  Request for  Proposal.
                      An offeror who is awarded a contract becomes a Contractor.
PERFORMANCE           MEASURES  A set of  standardized  indicators  designed  to assist AHCCCS in  evaluating,  comparing and improving the performance of its contractors.  Specific  descriptions of health services  measurement goals are found in Section D,
                      Paragraph 16, Performance Measures.
PMMIS                 Pre-paid Medicaid Management Information System.
PRIMARY CARE          An  individual  responsible  for  the  management  of  the
PROVIDER (PCP)        member's health care  that  includes  a  physician who  is generally  a family  practitioner,  general  practitioner,
                      pediatrician,     general     internist,     obstetrician,
                      gynecologist,  certified nurse  practitioner or, under the supervision of a physician, a physician's  assistant.  The
                      PCP must be an  individual,  not a group or association of persons, such as a clinic.
PROVIDER              A  person  or  entity  who   contracts   with  AHCCCSA  or
                      subcontracts  with an AHCCCS health plan to provide AHCCCS covered services to members.
QUALIFIED MEDICARE A Medicare cost-sharing program established by the BENEFICIARY (QMB) Medicare Catastrophic Coverage Act of 1988 in which
                      Medicaid  pays  the  Medicare  premiums,  coinsurance  and
                      deductibles  for  Medicare   recipients  meeting  specific
                      eligibility requirements.
RATE                  CODE  Eligibility  classification  for capitation  payment purposes.
REINSURANCE           A risk-sharing  program provided by AHCCCSA to contractors for the reimbursement of certain contract service costs incurred by a member beyond a certain monetary threshold.

RELATED PARTY         A party that has, or may have, the ability  to control  or significantly influence a contractor, or a party  that is, or may  be, controlled or  significantly influenced  by  a
                      contractor.   "Related   parties"  include,  but  are  not
                      limited to, agents,  managing  employees, persons with  an
                      ownership  or  controlling  interest  in  the   disclosing
                      entity,  and  their  immediate  families,  subcontractors, wholly-owned subsidiaries or suppliers, parent  companies, sister  companies, holding  companies, and other  entities controlled  or  managed  by  any such entities or persons.
RFP                   Request For Proposal  document  prepared by AHCCCSA  which
                      describes  the  services   required  and  which  instructs
                      prospective offerors how to prepare a response (proposal).
SCOPE OF SERVICES     See "COVERED SERVICES".
SERIOUSLY MENTALLY    An adult whose emotional or  behavioral  functioning is so
ILL (SMI)             impaired as  to interfere  with  his (or her) capacity  to remain in the community  without  supportive  treatment or services of a long-term or indefinite duration. The mental disability  is severe and  persistent  and may result in a
                      long-term   limitation  of  his   capacities  for  primary
                      activities of daily living,  interpersonal  relationships, home-making, self-care, employment or recreation.
SOBRA                 Refers  to   a  federal  law  (Sixth  Omnibus  Budget  and
                      Reconciliation  Act)  passed   in  1986  and  subsequently
                      amended,  which establishes eligibility for pregnant women and children based on a percentage of  the federal poverty level (FPL).  Currently,  AHCCCS covers pregnant women and infants up to  age  one  with  income up  to 140% of  FPL, children from 1 through 5 years with income up  to 133% of
                      FPL and children born on or after September 30, 1983  with income up to 100% of FPL.
STATE                 The State of Arizona.
STATE PLAN            The  written   agreement   between  the  State  and   HCFA
                      which   describes  how  the  AHCCCS   program  meets  HCFA
                      requirements for participation in the Medicaid program.
SUBCONTRACT           An agreement entered into by Contractor with a provider of
                      health   care  services  who  agrees  to  furnish  covered
                      services to members, or with a  marketing organization, or with  any  other  organization or  person  who  agrees  to
                      perform  any   administrative   function  or  service  for
                      Contractor specifically related to fulfilling Contractor's obligations to AHCCCSA under the terms of this contract.
SUBCONTRACTOR         (1) A person, agency or organization to which a contractor
                      has  contracted  or  delegated  some  of  its   management
                      functions or responsibilities to  provide covered services to its  members; or  (2) A  person, agency or organization with which a  fiscal agent  has  entered into  a contract, agreement, purchase  order  or  lease (or  leases  of real property) to obtain space, supplies, equipment or services provided  under the AHCCCS agreement.
SUPPLEMENTAL SECURITY A federal assistance program under Title XVI of the Social
INCOME (SSI)          Security Act.
TEFRA RISK HMO        A   Health  Maintenance  Organization   or   Comprehensive
                      Medical Plan which provides  Medicare services to Medicare beneficiaries  pursuant to a Medicare  risk  contract with
                      HCFA under ss.1876 of the Social Security Act.
THIRD PARTY           An  individual,  entity  or  program  that  is or  may  be liable to pay all or part of the medical cost of injury, disease or disability of an AHCCCS applicant or member.
                      Filing of liens is a method of securing reimbursement from third parties.

THIRD                 PARTY  LIABILITY The resources  available from a person or entity that is, or may be, by agreement,  circumstance  or otherwise.  liable  to pay  all  or  part  of the  medical expenses  incurred  by an  AHCCCS  applicant  or  eligible person.
YEAR                  See "Contract Year".

                         SECTION D: PROGRAM REQUIREMENTS
                                Table of Contents

1.   Scope of Services.......................................................9
2.   Behavioral Health Services.............................................14
3.   AHCCCS Medical Policy Manual...........................................15
4.   Vaccine for Children Program...........................................15
5.   Denials or Reductions of Services......................................15
6.   Enrollment And Disenrollment...........................................16
7.   Mainstreaming of AHCCCS Members........................................18
8.   Member Information.....................................................18
9.   Member Surveys.........................................................20
10.  Marketing Plans........................................................20
11.  Open Enrollment........................................................20
12.  Transition of Members..................................................20
13.  Staff Requirements and Support Services................................22
14.  Written Policies, Procedures and Job Descriptions......................23
15.  Advance Directives.....................................................23
16.  Performance Measures...................................................23
17.  Quality Management and Utilization Management (QM/UM)..................25
18.  Physician Incentives...................................................25
19.  Appointment Standards..................................................25
20.  Referral Procedures and Standards......................................26
21.  Provider Manual........................................................27
22.  Primary Care Provider Standards........................................27
23.  Other Provider Standards...............................................28
24.  Network Development....................................................29
25.  Network Management.....................................................29
26.  Federally Qualified Health Centers (FQHC)..............................30
27.  Provider Registration..................................................31
28.  Provider Affiliation Tape..............................................31
29.  Periodic Report Requirements...........................................31
30.  Dissemination of Information...........................................32
31.  Requests for Information...............................................32
32.  Operational and Financial Readiness Reviews............................32
33.  Operational and Financial Reviews......................................32
34.  Claims Payment System..................................................33
35.  Hospital Reimbursement.................................................33
36.  Nursing Facility Reimbursement.........................................34
37.  Compensation...........................................................34
38.  Capitation Adjustments.................................................36
39.  Reinsurance............................................................36
40.  Coordination of Benefits/ Third Party Liability........................38
41.  Medicare Services and Cost Sharing ....................................39
42.  Copayments.............................................................41
43   Records Retention......................................................41
44 . Medical Records........................................................41
45.  Advances, Distributions, Loans and Investments.........................42
46.  Accumulated Fund Deficit...............................................42
47.  Data Exchange Requirement..............................................42
48.  Encounter Data Reporting...............................................43
49.  Monthly Roster Reconciliation..........................................44
50.  Term Of Contract and Option To Renew...................................44
51.  Subcontracts...........................................................45
52.  Specialty Contracts....................................................46
53.  Management Services Subcontractors.....................................46
54.  Management Services Subcontractor Audits...............................47
55 . Minimum Capitalization Requirements....................................47
56.  Performance Bond or Bond Substitute....................................48
57.  Amount of Performance Bond.............................................48
58.  Financial Viability Criteria/ Performance Measures.....................48
59.  Merger, Reorganization and Change of Ownership.........................49
60.  Sanctions..............................................................49
61.  Auto-Assignment Algorithm..............................................50
62.  Grievance Process and Standards........................................50
63.  Quarterly Grievance Report.............................................50
64.  Pending Legislative Issues.............................................50

                       SECTION D: PROGRAM REQUIREMENTS

-------------------------------------------------------------------------------
  NOTE TO PROSPECTIVE OFFERORS: ATTACHMENT L, OFFEROR'S CHECKLIST, HAS BEEN ADDED TO THIS RFP AS A CONVENIENCE TO OFFERORS. IT IS BELIEVED TO BE A COMPLETE LISTING OF ALL SUBMISSION REQUIREMENTS PURSUANT TO THIS RFP. HOWEVER, IF A REQUIREMENT IS STATED ANYWHERE IN THE RFP TEXT YET DOES NOT APPEAR IN THE OFFEROR'S CHECKLIST, THE TEXT STATEMENT TAKES PRECEDENCE OVER THE OMISSION OF THAT REQUIREMENT IN THE OFFEROR'S CHECKLIST.
-------------------------------------------------------------------------------

1.    SCOPE OF SERVICES

The Contractor shall provide covered services to AHCCCS members in accordance with all applicable federal, State and local laws, rules, regulations and policies, including services listed in this document, listed by reference in attachments, and AHCCCS policies referenced in this document. The services are described in detail in AHCCCS Rules R9-22-202 et seq., the AHCCCS MEDICAL POLICY MANUAL, the AHCCCS BEHAVIORAL HEALTH POLICY MANUAL, and the document entitled "AHCCCS Health Plan Performance Indicators", all of which are incorporated herein by reference and may be found in the Bidder's Library. The covered services are briefly described below. Covered services must be medically necessary and provided by, or coordinated with, a primary care provider, except for behavioral health and children's preventive dental services. Services must be rendered by providers that are appropriately licensed, operating within their scope of practice, and registered as an AHCCCS provider. The Contractor shall provide the same standard of care for all members regardless of the member's eligibility category. In situations where a medical policy will not become effective until 10/1/97 but will affect the bidding or negotiation processes, relevant information regarding the policy will be available in the Bidder's Library.

The Contractor shall ensure that its providers are not restricted or inhibited in any way from communicating freely with members regarding the members' health care, medical needs and treatment options.

AMBULATORY SURGERY AND ANESTHESIOLOGY: The Contractor shall provide surgical services for either emergency or scheduled surgeries when provided in an ambulatory or outpatient setting such as a free-standing surgical center or a hospital based outpatient surgical setting.

AUDIOLOGY: The Contractor shall provide audiology services to EPSDT members including the identification and evaluation of hearing loss and rehabilitation of the hearing loss through other than medical or surgical means (i.e. hearing aids). Only the identification and evaluation of hearing loss are covered for members 21 years of age and older unless the hearing loss is due to an accident or injury-related emergent condition.

BEHAVIORAL HEALTH: The Contractor shall provide behavioral health services as described in Section D, Paragraph 2, Behavioral Health Services. For non-categorical members (MN/MI, EAC, ELIC) behavioral health services are limited to up to the first 72 hours per episode of emergency/ crisis stabilization, not to exceed 12 days per contract year. See also the AHCCCS MEDICAL POLICY MANUAL and the AHCCCS BEHAVIORAL HEALTH POLICY MANUAL for details on covered behavioral health services.

CHILDREN'S REHABILITATIVE SERVICES (CRS): The program for CRS-covered conditions is administered by the Arizona Department of Health Services (ADHS) for children who meet CRS eligibility criteria. The Contractor is responsible for referring children to the CRS program who are potentially eligible for these services. Eligibility criteria and the referral process are described in the CRS Policy and Procedures Manual available in the Bidder's Library . The Contractor is also responsible for providing primary medical care, including emergency services and initial care of newborn infants, for members who are also CRS eligible, and to require the member's Primary Care Provider (PCP) to coordinate their care with the CRS program. All services provided must be included in the member's medical record maintained by the PCP.

DENTAL: The Contractor shall provide EPSDT members all medically necessary dental services including emergency dental services; dental screening and preventive services in accordance with the AHCCCS periodicity schedule; therapeutic dental services; dentures; and pre-transplantation dental services. The Contractor shall monitor compliance with the EPSDT periodicity schedule for dental screening services and ensure that dental service reports are included in the member's medical record maintained by the PCP. The Contractor is required to meet specific utilization rates for EPSDT members described in Section D,
Paragraph 16, Performance Measures. The Contractor shall ensure that EPSDT members are notified when dental screenings are due if the member has not been scheduled for a visit. If no response is received, a second notice must be sent. EPSDT members may request dental services without referral from their PCP and may choose a dental provider from the Contractor's provider network. Members 21 years of age and older are eligible for emergency dental services, medically necessary dentures and pre-transplantation dental services only. Dental standards may be found in the AHCCCS MEDICAL POLICY MANUAL which is incorporated herein by reference and which may be found in the Bidder's Library.

DIALYSIS: The Contractor shall provide medically necessary dialysis, supplies, diagnostic testing and medication for all members when provided by Medicare-certified hospitals or Medicare-certified end stage renal disease
(ESRD) providers. Services may be provided on an outpatient basis, or on an inpatient basis if the hospital admission is not solely to provide chronic dialysis services.

EARLY AND PERIODIC SCREENING, DIAGNOSIS AND TREATMENT (EPSDT): The Contractor shall provide comprehensive health care services through primary prevention, early intervention, diagnosis and medically necessary treatment for members under age 21. The Contractor shall ensure that EPSDT members receive required health screenings in compliance with the AHCCCS periodicity schedule to take effect 10/1/97 (included herein as Attachment K) and to submit to the AHCCCS Office of the Medical Director/Acute Care Unit, all EPSDT reports as required by AHCCCS medical policy. The Contractor is required to meet specific participation/ utilization rates for EPSDT members; these are described in Section D, Paragraph 16, Performance Measures.

EMERGENCY SERVICES: The Contractor shall have and/or provide the following as a minimum: a. Emergency services facilities adequately staffed by qualified medical professionals to provide pre-hospital, emergency care on a 24-hour-a-day, 7-day-a-week basis, for the sudden onset of a medically emergent condition as defined by AHCCCS Rule R9-22-101. The Contractor is encouraged to contract with emergency service facilities for the provision of emergency services. The Contractor is encouraged to contract with or employ the services of non-emergency facilities (e.g. urgent care centers) to address member non-emergency care issues occurring after regular office hours or on weekends. The Contractor shall be responsible for educating members and providers regarding appropriate utilization of emergency room services. The Contractor shall monitor emergency services utilization (by both provider and member) and shall have guidelines for implementing corrective action for inappropriate utilization. b. All medical services necessary to rule out an emergency condition c. Emergency transportation d. Member access by telephone to a physician, registered nurse, physician assistant or nurse practitioner for advice in emergent or urgent situations, 24 hours per day, 7 days per week.

EYE EXAMINATIONS/ OPTOMETRY: The Contractor shall provide all medically necessary emergency eye care, vision examinations, prescriptive lenses, and treatments for conditions of the eye for EPSDT members. For members who are 21 years of age and older, the Contractor shall provide emergency care for eye conditions which meet the definition of an emergency medical condition, cataract removal, and/or medically necessary vision examinations and prescriptive lenses if required following cataract removal and other eye conditions as specified in the AHCCCS MEDICAL POLICY MANUAL (AMPM).

FAMILY PLANNING: The Contractor shall provide family planning services for all members who choose to delay or prevent pregnancy, including medical, surgical, pharmacological and laboratory services, as well as contraceptive devices, information and counseling necessary to allow the members to make informed decisions regarding family planning methods. If the Contractor does not provide family planning services, it must contract for these services through another health care delivery system which allows members freedom of choice in selecting a provider. A prospective offeror may discuss arrangements for family planning services only with other prospective offerors during the RFP process for the purpose of making arrangements for the provision of family planning services. In addition, the Contractor shall provide services to members enrolled in the Family Planning Services Extension Program, a program that provides only family planning services for a maximum of 24 months to women whose SOBRA eligibility has terminated. The Data Book contains cost-related information for this population and is available in the Bidder's Library.

HEALTH RISK ASSESSMENT AND SCREENING: The Contractor shall provide these services for non-hospitalized members 21 years of age and older. These services include, but are not limited to, screening for hypertension, elevated cholesterol, colon cancer, sexually-transmitted diseases, tuberculosis and HIV/AIDS; mammographies and prostate screenings; physical examinations and diagnostic work-ups; and immunizations. Assessment and screening services for members under age 21 are based on the AHCCCS EPSDT periodicity schedule.

HOME HEALTH: The Contractor shall provide these services when members require part-time or intermittent care but do not require hospital care under the daily direction of a physician to prevent re-hospitalization or institutionalization and may include skilled nursing, therapies, supplies and home health aide services.

HOSPITAL: Inpatient services include semi-private accommodations for routine care, intensive and coronary care, surgical care, obstetrics and newborn nurseries, and behavioral health emergency/ crisis stabilization. If the member's medical condition requires isolation, private inpatient accommodations are covered. Nursing services, dietary services and ancillary services such as laboratory, radiology, pharmaceuticals, medical supplies, blood and blood derivatives, etc. are also covered. Outpatient services include any of the above services which may be provided on an outpatient or ambulatory basis (i.e. laboratory, radiology, therapies, ambulatory surgery, etc.). Observation services may be provided on an outpatient basis for up to 24 hours if determined reasonable and necessary to decide whether the member should be admitted for inpatient care. Observation services include the use of a bed and periodic monitoring by hospital nursing staff and/or other staff to evaluate, stabilize or treat medical conditions of a significant degree of instability and/or disability.

IMMUNIZATIONS: The Contractor shall provide immunizations for adults (21 years of age and older) to include diphtheria-tetanus, influenza, pneumococcus, rubella, measles and hepatitis-B. EPSDT immunization requirements include diptheria, tetanus, pertussis vaccine (DPT), oral polio vaccine, measles, mumps, rubella vaccine (MMR), H. influenza, type B (HIB), hepatitis B (Hep B), combined 3-antigen rate (4 DPT, 3 OPV, 1 MMR) and varicella vaccine. The Contractor is required to meet specific immunization rates for EPSDT members which are described in Section D, Paragraph 16, Performance Measures.

LABORATORY: Laboratory services for diagnostic, screening and monitoring purposes are covered when ordered by the member's PCP, other attending physician or dentist, and provided by a CLIA (Clinical Laboratory Improvement Act) approved hospital, clinic, physician office or other health care facility laboratory.

MATERNITY: The Contractor shall provide pre-conception counseling, pregnancy identification, prenatal care, treatment of pregnancy related conditions, labor and delivery services, and postpartum care for members. Services may be provided by physicians, physician assistants or nurse practitioners certified in midwifery. Members may select or be assigned to a PCP specializing in obstetrics. Circumcisions are covered if performed during the newborn's hospital stay after birth, or on an outpatient basis within one month of the infant's hospital discharge. Members anticipated to have a low-risk delivery may elect to receive labor and delivery services in their home from their maternity provider if this setting is included in allowable settings for the Contractor, and the Contractor has providers in its network that offer home labor and delivery services. Members anticipated to have a low-risk prenatal course and delivery may elect to receive maternity services of prenatal care, labor and delivery and postpartum care provided by licensed midwives if they are in the Contractor's provider network. All licensed midwife labor and delivery services must be provided in the member's home since licensed midwives do not have admitting privileges in hospitals or AHCCCS registered free-standing birthing centers. Members receiving maternity services from a licensed midwife must also be assigned to a PCP for other health care and medical services.

MEDICALLY-NECESSARY ABORTIONS: These services are covered when the pregnancy would endanger the life of the mother if the fetus were to be carried to term or, for Title XIX members, if the pregnancy is the result of rape or incest. Providers must document and submit to the Contractor a Certificate of Medical Necessity for Pregnancy Termination and prior authorization is required. If the procedure is performed on an emergency basis, documentation must be submitted to the Contractor within two working days. Additional documentation, outlined in the AMPM, is required for members under 18 years of age who seek medically necessary abortion due to rape or incest.

MEDICAL  SUPPLIES,  DURABLE  MEDICAL  EQUIPMENT  (DME),  ORTHOTIC AND PROSTHETIC
DEVICES: These services are covered when prescribed by the member's PCP, other attending physician or practitioner, or by a dentist. Medical equipment may be rented or purchased only if other sources are not available which provide the items at no cost. The total cost of the rental must not exceed the purchase price of the item. Reasonable repairs or adjustments of purchased equipment are covered to make the equipment serviceable and/or when the repair cost is less than renting or purchasing another unit.

NURSING FACILITY: The Contractor shall provide nursing facility services for members who require short-term convalescent care not to exceed 90 days per contract year. Services must be provided in a dually-certified Medicare/ Medicaid facility which includes in the per-diem rate: nursing services, basic patient care equipment and sickroom supplies, dietary services, administrative physician visits, non-customized DME, necessary maintenance rehabilitation therapies, over-the-counter medications, social, recreational and spiritual activities, and administrative, operational medical direction services. The Contractor shall continue medically necessary nursing facility services for any member who has not been determined ALTCS eligible but is currently residing in a nursing facility and is eligible for services provided under this contract. If the member becomes ALTCS eligible and is enrolled with an ALTCS Program Contractor before the end of the maximum 90 days of nursing facility coverage, the Contractor is only responsible for nursing facility coverage during the time the member is enrolled with the Contractor.

NUTRITION: The Contractor shall provide nutritional assessment and nutritional supplements including oral supplements for EPSDT members when medically necessary. Total parenteral nutrition (TPN) is covered for all members when it is the sole source of nutrition due to severe pathology of the alimentary tract. TPN may also be used to supplement nutrition for EPSDT members when medically necessary but need not be the member's sole source of nutrition.

PHYSICIAN: The Contractor shall provide physician services to include medical assessment, treatments and surgical services provided by licensed allopathic or osteopathic physicians.

PODIATRY: The Contractor shall provide podiatry services to include bunionectomies, casting for the purpose of constructing or accommodating orthotics, medically necessary orthopedic shoes that are an integral part of a brace, and medically necessary routine foot care for patients with a severe systemic disease which prohibits care by a nonprofessional person.

PRESCRIPTION MEDICATIONS AND PHARMACY: Medications ordered by a PCP, attending physician or dentist and dispensed under the direction of a licensed pharmacist are covered subject to limitations related to prescription supply amounts,
Contractor formularies and prior authorization requirements, as well as restrictions for immunosuppressant drugs addressed in AHCCCS medical policies for transplantations.

PRIMARY CARE PROVIDER (PCP): PCP services are covered when provided by a physician, physician assistant or nurse practitioner selected by, or assigned to, the member. The PCP provides primary health care and serves as a gate-keeper and coordinator in referring the member for specialty medical services, behavioral health and dental services. The PCP is responsible for maintaining the member's primary medical record which contains documentation of all health risk assessments and health care services, including those provided by the PCP and through referral.

RADIOLOGY AND MEDICAL IMAGING: These services are covered when ordered by the member's PCP, attending physician or dentist and are provided for diagnosis, prevention, treatment or assessment of a medical condition. Services are generally provided in hospitals, clinics, physician offices and other health care facilities.

REHABILITATION THERAPY: The Contractor shall provide occupational, physical and speech therapies. Therapies must be prescribed by the member's PCP or attending physician for an acute condition and the member must have the potential for improvement due to the rehabilitation. Occupational and speech therapies are only covered on an inpatient basis for those 21 and over; physical therapy for all members and occupational and speech therapies for EPSDT members are covered on both an inpatient and outpatient basis if not used as a maintenance regimen.

RESPIRATORY THERAPY: This therapy is covered on an inpatient or outpatient basis when prescribed by the member's PCP or attending physician and is necessary to restore, maintain or improve respiratory functioning.

TRANSPLANTATION OF ORGANS AND TISSUE, AND RELATED IMMUNOSUPPRESSANT DRUGS: These services include bone marrow, heart, lung, heart-lung, kidney, liver and cornea transplantations (all with related immunosuppressant medications), and are covered within limitations defined in the AMPM, Chapter 300 for members diagnosed with specified medical conditions. Such limitations include whether the stage of the disease is such that the transplant can affect the outcome; the member has no other conditions which substantially reduce the potential for successful transplantation; and whether the member will be able to comply with necessary and required regimens of treatment. Bone grafts are also covered under this service. Services include: pre-transplant inpatient or outpatient evaluation; donor search; organ/tissue harvesting or procurement; preparation and transplantation services; and convalescent care. In addition, if a member receives a transplant covered by a source other than AHCCCS, medically necessary non-experimental services are provided within limitations after the discharge from the acute care hospitalization for the transplantation. AHCCCS has contracted with transplantation providers for the Contractor's use or the Contractor may select its own transplantation provider. However, the quality of services must be equal to or exceed those from the AHCCCS provider and the rate paid can not exceed the AHCCCS provider's negotiated rate. Transplantations for the MN/MI population are subject to available funding.

TRANSPORTATION: These services include emergency and non-emergency medically necessary transportation. Emergency transportation, including transportation initiated by an emergency response system such as 911, may be provided by ground, air or water ambulance to manage an AHCCCS member's emergency medical condition at an emergency scene and transport the member to the nearest appropriate medical facility. In an emergency, the member shall be taken to the nearest appropriate emergency facility. Non-emergency transportation shall be provided for members who are unable to provide their own transportation for medically necessary services.

TRIAGE/ SCREENING AND EVALUATION: These are covered services when provided by acute care hospitals, IHS facilities and urgent care centers to determine whether or not an emergency exists, assess the severity of the member's medical condition and determine services necessary to alleviate or stabilize the emergent condition. The provider must notify the Contractor within 12 hours of the member's registration with the facility for emergency services. Supporting documentation for services rendered must be provided when reporting or billing a service. Triage/screening services must be reasonable, cost effective and meet the criteria for severity of illness and intensity of service.

2.    BEHAVIORAL HEALTH SERVICES

The Contractor is responsible for the provision of Title XIX covered behavioral health services to members as described below:

CATEGORICAL MEMBERS:

UNDER AGE 18; AGE 21 AND OVER; SMI: On and after the effective date of enrollment, the Contractor is responsible for up to 72 hours of emergency behavioral health services provided to categorical members not enrolled with ADHS. The Contractor is also responsible for referring categorically eligible members under the age of 18, age 21 and older, and SMI members of any age to the Regional Behavioral Health Authorities (RBHAs) for the provision of Title XIX covered behavioral health services. (The RBHAs may, in turn, contract with local providers.) The Contractor is responsible for ensuring that a medical record is established by the PCP when information is received about an assigned member even if the PCP has not yet seen the assigned member. The Contractor shall also communicate information pertaining to ADHS enrolled members to the ADHS RBHAs including, but not limited to, current diagnosis, medication, pertinent laboratory results, last PCP visit, and last hospitalization. For prior period coverage, the Contractor is responsible for payment of all claims for medically necessary covered behavioral health services to eligible persons not enrolled with ADHS.

NON-SMI, AGE 18, 19 AND 20: The Contractor is responsible for providing Title XIX covered behavioral health services to categorically eligible non-SMI members age 18, 19 and 20 in accordance with AHCCCS Rule R9-22-1204 and the AHCCCS BEHAVIORAL HEALTH POLICY MANUAL. Covered services include: inpatient hospital, inpatient psychiatric facility for individuals under the age of 21, individual therapy and counseling, group and/or family therapy and counseling, psychotropic medication adjustment and monitoring, partial care, emergency crisis services, behavior management, psychosocial rehabilitation, screening, evaluation and diagnosis, case management, psychotropic medications, and medically necessary transportation.

     REFERRALS: Categorically eligible members age 18, 19 and 20 may be referred directly for the provision of behavioral health services by the PCP, family members, self-referrals, schools, other service providers, and members of the community and State agencies as well as the Contractor's staff. The same referral procedures which are applicable to other health care services apply to behavioral health services.

     SERVICE PLAN: The Contractor is responsible for developing a Service Plan for each categorically eligible member age 18, 19 and 20 requiring behavioral health services. Service Plans shall be developed within two weeks of assessment and services shall be authorized and provided within 30 days from completion of the screening. The Service Plan is to be included as part of the member's medical record.

     CASE MANAGEMENT, CASE COORDINATION: The Contractor is responsible for providing case management services, when medically necessary. Case management services may vary in scope and frequency, depending on the eligible person's intensity of need. Case management services consist of a set of services and activities through which appropriate and cost-effective Title XIX covered services are identified, planned, coordinated, obtained, monitored and continuously evaluated. Case coordination is provided to categorically eligible members age 18, 19 and 20 who are in need of behavioral health services but who do not require case management services which are more intensive. Case coordination is limited to Service Plan development, identification of service providers, monitoring, updates and follow-up, when necessary.

     QUALITY MANAGEMENT/ UTILIZATION MANAGEMENT (QM/UM) REQUIREMENTS: Quality management QM/UM for behavioral health services must be integrated into the Contractor's QM/UM plans and must meet the QM/UM requirements established by AHCCCSA.

     PROVIDER NETWORK: The Contractor is responsible for contracting with behavioral health providers who meet ADHS licensure and/or certification standards and who are registered as a behavioral health provider with AHCCCSA. The Contractor may, at its option, contract with ADHS RBHAs for the provision of behavioral health services. The Contractor must ensure that a sufficient number of qualified behavioral health providers are in their provider network and that providers comply with subcontracting, appointment standards and other provider related requirements in this document.

     NOTIFICATION REQUIREMENTS: The Contractor is responsible for notifying AHCCCSA monthly of 18-, 19- and 20-year-old categorical, non-SMI members referred and receiving behavioral health services. The information is to be submitted to the AHCCCS Office of Managed Care using the reporting format developed by AHCCCSA and available in the Bidder's Library.

MN/MI, EAC, ELIC MEMBERS:

For non-categorical members (MN/MI, EAC, ELIC) behavioral health services are limited to up to 72 hours per episode of emergency/ crisis stabilization, not to exceed 12 days per contract year.

3.    AHCCCS MEDICAL POLICY MANUAL  (AMPM)

The AHCCCS MEDICAL POLICY MANUAL (AMPM) is hereby incorporated by reference into this contract. AHCCCSA will provide three copies of the AMPM to the Contractor (for use by the CEO, Medical Director and Quality Management staff). Updates to medical policies will be distributed quarterly. The Contractor is responsible for maintaining the AMPM with these updates and for complying with the requirements set forth therein.

4.    VACCINE FOR CHILDREN PROGRAM

Federal legislation passed in 1993 (OBRA 93) amended Title XIX of the Social Security Act and created the Vaccine for Children (VFC) program which became effective 10/1/94. Through this program the federal government purchases, and makes available to the states free of charge, vaccines for children under age 19 who are Title XIX eligible (or Native American) and not insured, or whose insurance does not cover immunizations. Any provider licensed by the State to administer immunizations may register with ADHS as a "VFC provider" and receive free vaccines. State money to purchase vaccines is not available since the program is 100% funded by the federal government. The Contractor shall comply with all VFC requirements and monitor its providers to ensure that, if providing immunizations to AHCCCS EPSDT members, the providers are registered with ADHS/VFC.

5.    DENIALS OR REDUCTIONS OF SERVICES

When a covered service is denied, reduced, suspended or terminated, the Contractor shall comply with the notice and continuation of benefits requirements specified in 42 CFR 431.200 et seq. and further prescribed in PERRY V. CHEN, now referred to as PERRY V. KELLY.

6.    ENROLLMENT AND DISENROLLMENT

AHCCCSA has the exclusive authority to enroll and disenroll members. The Contractor shall not disenroll any member for any reason unless directed to do so by AHCCCSA. Eligibility for the various AHCCCS coverage groups is determined by one of the following agencies:

SOCIAL SECURITY                 SSA determines eligibility for the Supplementary
ADMINISTRATION (SSA)            Security Income (SSI) cash  program.   SSI  Cash
                                recipients are automatically eligible for AHCCCS coverage.

DEPARTMENT OF ECONOMIC          DES  determines  eligibility  for  the Temporary
SECURITY (DES)                  Assistance  to  Needy  Families  (TANF)  program
                                (formerly   Aid   to  Families  with   Dependent
                                Children), TANF Medical Assistance Only (MAO) groups (including SOBRA women and children), the Eligible Assistance Children state program (EAC) and the Federal Emergency Services program (FES) related to the TANF or SOBRA programs.

AHCCCSA AHCCCSA determines eligibility for the SSI/MAO groups, including the FES program related to the SSI-Cash program (aged, disabled, blind), the Arizona Long-Term Care System (ALTCS), and the Qualified Medicare Beneficiary program.

ARIZONA'S 15 COUNTIES           Each  county  determines   eligibility  for  the
                                Medically   Needy/Medically   Indigent  (MN/MI),
                                Eligible Low  Income  Children  (ELIC), and  the
                                State Emergency Services state programs.

AHCCCS acute care eligible members are enrolled  with contractors in  accordance
with  the   rules  set  forth  in  R9-22-333,  R9-22-334,  R9-22-335, R9-22-337,
R9-22-339, R9-22-340, R9-22-342 and R9-22-707.

HEALTH PLAN CHOICE

All members except for those eligible under the MN/MI program have a choice of available health plans. AHCCCSA anticipates that a listing of the available health plans and their telephone numbers will be given to each member applicant during the application process for AHCCCS benefits. Also included are instructions to member applicants to call the health plans directly with specific questions concerning the health plan. If there is only one health plan available for the member applicant's Geographical Service Area, no choice is offered. Members who do not choose prior to AHCCCSA's being notified of their eligibility are anticipated to be automatically assigned to a health plan based on family continuity or the auto-assignment algorithm.

AHCCCSA assigns MN/MI eligible members to an available health plan based on family continuity or through AHCCCSA's auto-assignment algorithm. These members do not get a choice of available contractors until the annual open enrollment period.

Exceptions to the above enrollment policies include: Previously eligible and enrolled members who have been disenrolled for less than 90 days will be automatically enrolled with the same contractor if that contractor is still available. Also, women whose SOBRA eligibility has terminated and have become enrolled in the Family Planning Services Extension Program will automatically remain assigned to the same health plan. The Family Planning Services Extension Program provides a maximum of 24 months of family planning services.

The effective date of enrollment of a new member with the Contractor will generally be the day prior to the date the Contractor receives notification from AHCCCSA via the daily roster. However, the Contractor is responsible for payment of medically necessary covered services retroactive to the member's beginning date of eligibility.

PRIOR PERIOD COVERAGE: AHCCCS provides prior period coverage for categorical and non-categorical members. For categorical members, prior period coverage starts from the first day of the month of application, or first eligible month. The Contractor is responsible for payment of all claims for medically necessary covered services provided to categorical members during prior period coverage. For non-categorical members (MN/MI, ELIC) prior period coverage is generally limited to the two days prior to the date of AHCCCSA being notified of eligibility. However, prior period coverage could include additional days prior to the date of enrollment. The Contractor is responsible for payment of all claims for medically necessary covered services provided on an emergency basis to non-categorical members pursuant to ARS ss.36-2908 for the first two days of the prior period coverage. Any additional prior period coverage for non-categorical members will include all claims for medically necessary covered services. This may include services provided prior to 10/1/97. (See Section D, Paragraph 37, Compensation, for a description of the Contractor's reimbursement from AHCCCSA for this eligibility time period.)

NEWBORNS: Newborns born to AHCCCS-eligible mothers who were enrolled at the time of the child's birth and whose newborn notification was received by AHCCCSA will be enrolled with the mother's contractor. The Contractor is responsible for notifying AHCCCSA of a child's birth to an enrolled member and, for capitation purposes, the effective date of the newborn's enrollment is the date AHCCCSA receives such notification. Note that AHCCCSA is currently available to receive these calls Monday through Friday from 8 am to 5 pm. The effective date of enrollment will be the date notification is received and capitation will begin on that date. Categorically eligible mothers of newborns are sent a letter advising them of their right to choose a different contractor for their child; otherwise the child will remain with the mother's contractor. The Contractor is responsible for all covered services to the newborn whether or not AHCCCSA has received notification of the child's birth. Newborns of MN/MI mothers are enrolled with the mother's contractor for a minimum of 30 days up to a maximum of 60 days.

AHCCCS Rules R9-22-342 and R9-22-707 contain additional information concerning newborn enrollment and payment.

ENROLLMENT GUARANTEES: Upon initial capitated enrollment as a categorically eligible member, or as an Eligible Assistance Child (EAC), the member is guaranteed a minimum of five full months of continuous enrollment. Enrollment guarantees do not apply to Native Americans who choose to obtain their covered services through Indian Health Services (IHS) on a fee-for-service basis. The enrollment guarantee applies a maximum of one time per member as a categorical member and one time as an EAC member. If a member changes from one contractor to another within the enrollment guarantee period, the remainder of the guarantee period applies to the new contractor. The enrollment guarantee may not be granted or may be terminated if the member is incarcerated or, if a minor child, is adopted. AHCCCS Rule R9-22-337 describes other reasons for which the enrollment guarantee may not apply.

NATIVE AMERICANS: Native Americans eligible under any coverage group other than MN/MI, on or off-reservation, have a choice of Indian Health Services (IHS) or any available contractor. If choice is not made within the specified time limit, Native American members living on-reservation will be assigned to IHS and Native American members living off-reservation will be assigned to an available contractor using AHCCCSA's family continuity policy and auto-assignment algorithm. Native American members eligible under the MN/MI coverage group living on-reservation will be assigned to Indian Health Services (IHS) and those living off-reservation will be assigned to a contractor using regular MN/MI enrollment policy. Native Americans may change from IHS to a contractor or from a contractor to IHS at any time.

7.    MAINSTREAMING OF AHCCCS MEMBERS

To ensure mainstreaming of AHCCCS members, the Contractor shall take affirmative action so that members are provided covered services without regard to payer source, race, color, creed, sex, religion, age, national origin, ancestry, marital status, sexual preference, or physical or mental handicap, except where medically indicated. Examples of prohibited practices include, but are not limited to, the following:

a. Denying or not providing a member any covered service or access to an available facility.
b. Providing to a member any covered service which is different, or is provided in a different manner or at a different time from that provided to other members, other public or private patients or the public at large except where medically necessary.
c. Subjecting a member to segregation or separate treatment in any manner related to the receipt of any covered service; restricting a member in any way in his or her enjoyment of any advantage or privilege enjoyed by others receiving any covered service.
d. The assignment of times or places for the provision of services on the basis of the race, color, creed, religion, age, sex, national origin, ancestry, marital status, sexual preference, income status, AHCCCS membership, or physical or mental handicap of the participants to be served.

If the Contractor knowingly executes a subcontract with a provider with the intent of allowing or permitting the subcontractor to implement barriers to care (i.e. the terms of the subcontract act to discourage the full utilization of services by some members), the Contractor will be in default of its contract.

If the Contractor identifies a problem involving discrimination by one of its providers, it shall promptly intervene and implement a corrective action plan. Failure to take prompt corrective measures may place the Contractor in default of its contract.

8.    MEMBER INFORMATION

All informational materials prepared by the Contractor shall be approved by AHCCCSA prior to distribution to members. Information shall be submitted on disk, saved as a text file (.txt) along with a hard copy printout. Information shall be provided in English and a second language when 200 members or 5% of the Contractor's enrolled population, whichever is greater, are non-English speaking. (AHCCCSA will advise the Contractor when and if this requirement applies.) When there are program or service site changes notification will be provided to the affected members at least 14 days before implementation. The Contractor shall review and update the Member Handbook at least once a year. The Handbook must be submitted to AHCCCSA Office of Managed Care for approval by Sept. 1 of each contract year, or within four weeks of receiving the annual renewal amendment, whichever is later.

The Contractor shall make every effort to ensure that all information prepared for distribution to members is written at a 4th grade level.

The Contractor shall produce and provide the following printed information to each member or family within 10 days of receipt of notification of the enrollment date:

I.  A MEMBER HANDBOOK which, at a minimum, shall include:
a.  A table of contents
b. A general description of how managed care works, particularly in regards to member responsibilities, appropriate utilization of services and the PCP's role as gatekeeper of services
c. A description of all available covered services and an explanation of any service limitations or exclusions from coverage and a notice stating that the Contractor will be liable only for those services authorized by the
    Contractor. The description should include a brief explanation of the Contractor's approval and denial process.
d.  Information on what to do when family size changes
e.  How to obtain a PCP
f.  How to change PCPs
g.  How to make, change and cancel appointments with a PCP
h. List of applicable copayments (including a statement that care will not be denied due to lack of copayment). The member handbook must clearly state that members cannot be billed for covered services (other than applicable copayments) and under what circumstances a member may be billed for non-covered services.
i. Dual eligibility (i.e. Medicare and Medicaid); services received in and out of the Contractor's network; copayments. See Section D, Paragraph 41, Medicare Services and Cost Sharing.
j. The process of referral to specialists and other providers, including access to behavioral health services provided by the ADHS RBHA system for members under age 18, 21 and older, and SMI members of any age.
k.  How to  contact  Member Services and a description of its function
l. What to do in case of an emergency and instructions for receiving advice on getting care in case of an emergency. In a life-threatening situation, the member handbook should instruct members to use the emergency medical services (EMS) available and/or activate EMS by dialing 9-1-1. Handbook should contain information on proper emergency service utilization.
m.  How  to   obtain   emergency   transportation    and   medically   necessary
    transportation.
n. EPSDT services. Screenings include a comprehensive and developmental history, comprehensive unclothed physical examination, appropriate vision testing, hearing testing, laboratory tests, dental screening and immunizations.
o.  Maternity and family planning  services
p.  Listing of covered behavioral health services
q. Listing of all covered dental services for members under 21 and how to access these services
r.  Out of county/ out of state moves
s. Grievance procedures, including a clear explanation of the member's right to file a grievance and to appeal any decision that affects the member's receipt of covered services.
t. Contributions the member can make towards his/her own health, member responsibilities, appropriate and inappropriate behavior, and any other information deemed essential by the Contractor or AHCCCS. This shall include a statement that the member is responsible for protecting his or her ID card and that misuse of the card, including loaning, selling or giving it to others could result in loss of the member's eligibility and/or legal action.
u.  How to access after-hours care (urgent care).
v.  Advance directives for adults
w. Use of other sources of insurance. See Section D, Paragraph 40, Coordination of Benefits.
x.  The last revision date

Regardless of the format chosen by the Contractor, the member handbook must be printed in a type-style and size which can easily be read by members with varying degrees of visual impairment. At a minimum, the member handbook shall also contain the following language regarding questions, problems and grievances (Ref. AHCCCS Rule 9-22-518):

Q. What if I have any questions, problems or complaints about [Contractor's name] ?
A. If you have a question or problem, please call ________ and ask to talk to a Member Representative. They are there to help you.
A. If you have a specific complaint about your medical care, the Member Representative will help you.
Q.  What  if  I'm   not  happy  with   the  help  given  to  me  by  the  Member
    Representative?
A. If you are unhappy with the answer you receive, you can tell the Member Representative you want to file a written or oral grievance. The grievance must be filed not later than 35 days after the date of the action, decision, or incident.
A. [Contractor's name] will make a final decision for grievances within 30 days of receiving your written or oral grievance. A letter will be mailed to you stating the health plan's decision and the reason for the decision. The letter will tell you how you can appeal the decision if you are still unhappy. You must let the health plan know you want to appeal the decision letter.
A. If you are appealing the health plan's decision, [Contractor's name] will send your request for appeal to the AHCCCSA. You will receive information from AHCCCSA on how your appeal will be handled. AHCCCSA will then decide if the health plan's decision was correct under the circumstances.

II. A LIST OF THE NAMES, TELEPHONE NUMBERS AND SERVICE SITE ADDRESSES OF PCPs available for selection by the member and a description of the selection process.

9.    MEMBER SURVEYS

AHCCCSA may periodically conduct a survey of a representative sample of the Contractor's membership. AHCCCSA will design a questionnaire to assess accessibility, availability and continuity of care with PCPs; communication between members and the Contractor; and general member satisfaction with the AHCCCS program. To ensure comparability of results, the questions to the members will be the same for all contractors. AHCCCSA will consider suggestions from the Contractor for questions to be included in this survey. The results of these surveys will become public information and available to all interested parties upon request. In addition, the Contractor shall perform its own annual general or focused member survey. All such contractor surveys must be approved in advance by AHCCCSA.

10.   MARKETING PLANS

The Contractor shall submit all proposed marketing plans and materials to AHCCCSA for prior approval in accordance with the AHCCCS HEALTH PLAN MARKETING POLICY, a copy of which is available in the Bidder's Library. The Contractor must have signed contracts with hospitals (in Maricopa and Pima counties), PCPs, specialists and pharmacies in order for them to be included in marketing materials.

11.   OPEN ENROLLMENT

AHCCCSA conducts an open enrollment for members once per contract year, usually in August or September. AHCCCSA may hold additional open enrollments on a limited basis as deemed necessary. During open enrollment members may change contractors subject to the availability of other contractors within their area. Members are mailed a printed enrollment form and may choose a new contractor by contacting AHCCCSA to complete the enrollment process. If the member does not participate in open enrollment, no change of contractor will be made (except for approved changes under the Change of Plan policy) for the new contract year provided the Contractor's contract is renewed and the member continues to live in the Contractor's service area. The Contractor shall comply with the OFFICE OF MANAGED CARE MEMBER TRANSITION FOR OPEN ENROLLMENT policy.

12.   TRANSITION OF MEMBERS

The Contractor shall comply with the AMPM standards for member transitions between health plans or GSA's, to or from an ALTCS program contractor, and upon termination or expiration of a contract. The Contractor shall develop and implement policies and procedures which comply with AHCCCS medical policy to address transition of:

1. Members with significant medical conditions such as a high-risk pregnancy or pregnancy within the last 30 days, the need for organ or tissue transplantation, chronic illness resulting in hospitalization or nursing facility placement, etc.;
2. Members who are receiving ongoing services such as behavioral health, dialysis, home health, chemotherapy and/or radiation therapy or who are hospitalized at the time of transition;
3. Members who have received prior authorization for services such as scheduled surgeries, out-of-area specialty services, nursing home admission;
4. Prescriptions, DME and medically necessary transportation ordered for the transitioning member by the relinquishing contractor; and
5. Medical records of the transitioning member (the cost of reproducing and forwarding medical records shall be the responsibility of the relinquishing contractor).

When relinquishing members, the Contractor is responsible for timely notification of the receiving contractor regarding pertinent information related to any special needs of transitioning members. The Contractor, when receiving a transitioning member with special needs, is responsible to coordinate care with the relinquishing contractor in order that services not be interrupted, and for providing the new member with health plan and service information, emergency numbers and instructions of how to obtain services. The Contractor shall comply with the AHCCCS Behavioral Health Policy Manual for transition of members in need of behavioral health services to be provided through the ADHS RBHA system.

In the event the contract, or any portion thereof, is terminated for any reason, or expires, the Contractor shall assist AHCCCSA in the transition of its members to other contractors, and shall abide by standards and protocols set forth above. In addition, AHCCCSA reserves the right to extend the term of the contract on a month-to-month basis to assist in any transition of members. The Contractor shall make provision for continuing all management and administrative services until the transition of all members is completed and all other requirements of this contract are satisfied. The Contractor shall be responsible for providing all reports set forth in this contract and necessary for the transition process and shall be responsible for the following:

a.  Notification of subcontractors and members.
b.  Payment  of  all  outstanding  obligations  for  medical  care  rendered  to members.
c. Until AHCCCSA is satisfied that the Contractor has paid all such obligations, the Contractor shall provide the following reports to AHCCCSA:
    1) A monthly claims aging report by provider/creditor including IBNR amounts;
    2) A monthly summary of cash disbursements;
    3) Copies of all bank statements received by the Contractor. Such reports shall be due on the fifth day of each succeeding month for the prior month.
d. In the event of termination or suspension of the contract by AHCCCSA, such termination or suspension shall not affect the obligation of the Contractor to indemnify AHCCCSA for any claim by any third party against the State or AHCCCSA arising from the Contractor's performance of this contract and for which the Contractor would otherwise be liable under this contract.
e. Any dispute by the Contractor with respect to termination or suspension of this contract by AHCCCSA shall be exclusively governed by the provisions of Section E, Paragraph 26, Disputes.
f. Any funds advanced to the Contractor for coverage of members for periods after the date of termination shall be returned to AHCCCSA within 30 days of termination of the contract.

HOSPITAL REIMBURSEMENT PILOT PROGRAM - MARICOPA AND PIMA COUNTIES ONLY: Members transferred from non-contracting hospitals shall be done in accordance with the AHCCCS Medical Policy pertaining to member transfers dated 10/1/94.

13.   STAFF REQUIREMENTS AND SUPPORT SERVICES

The   Contractor   shall  have  in  place  the   organization,   management  and
administrative systems capable of fulfilling all contract requirements. At a minimum, the following staff are required.

a. A full-time ADMINISTRATOR who is available at all times to fulfill the responsibilities of the position and to oversee the entire operation of the health plan.
b. A MEDICAL DIRECTOR who shall be an Arizona-licensed physician. The Medical Director shall be actively involved in all major clinical programs and QM/UM components of the Contractor's health plan. The Medical Director shall devote sufficient time to Contractor's health plan to ensure timely medical decisions, including after-hours consultation as needed.
c. A full-time CHIEF FINANCIAL OFFICER who is available at all times to fulfill the responsibilities of the position and to oversee the budget and accounting systems implemented by the Contractor.
d. A QUALITY MANAGEMENT/ UTILIZATION MANAGEMENT COORDINATOR who is an Arizona-licensed registered nurse, physician or physician's assistant.
e. A MATERNAL HEALTH/ EPSDT COORDINATOR who shall be an Arizona-licensed registered nurse, physician or physician's assistant; or have a Master's degree in health services, public health or health care administration or other related field.
f. A BEHAVIORAL HEALTH COORDINATOR who shall be a behavioral health professional as described in Health Services Rule R9-20-306.B.
g. PRIOR AUTHORIZATION STAFF to authorize medical care 24 hours per day, 7 days per week. This staff shall include an Arizona-licensed registered nurse, physician or physician's assistant.
h. CONCURRENT REVIEW STAFF to conduct inpatient concurrent review. This staff shall consist of an Arizona-licensed registered nurse, physician, physician's assistant or an Arizona-licensed practical nurse experienced in concurrent review and under the direct supervision of a registered nurse, physician or physician's assistant.
i. MEMBER SERVICES MANAGER AND STAFF to coordinate communications with members and act as member advocates. There shall be sufficient Member Service staff to enable members to receive prompt resolution to their problems.
j. PROVIDER SERVICES MANAGER AND STAFF to coordinate communications between the Contractor and its subcontractors. There shall be sufficient Provider Services staff to enable providers to receive prompt resolution to their problems or inquiries.
k. A CLAIMS ADMINISTRATOR and CLAIMS PROCESSORS to ensure the timely and accurate processing of original claims, claims correction letters, re-submissions and overall adjudication of claims.
l. ENCOUNTER PROCESSORS to ensure the timely and accurate processing and submission to AHCCCSA of encounter data and reports.
m. A GRIEVANCE COORDINATOR who will manage and adjudicate member and provider grievances.
n. CLERICAL AND SUPPORT STAFF to ensure appropriate functioning of the Contractor's operation.

The Contractor shall inform AHCCCSA, Office of Managed Care, in writing within seven days of staffing changes in the following key positions:

 Administrator                         Member Services Manager
 Medical Director                      Provider Services Manager
 Chief Financial Officer               Claims Administrator
 Maternal Health/EPSDT Coordinator     Quality Management/Utilization Management
                                         Coordinator
 Grievance Coordinator                 Behavioral Health Coordinator

The Contractor shall ensure that all staff have appropriate training, education, experience and orientation to fulfill the requirements of the position. See the AMPM, Chapter 600 for specific position requirements.

14.   WRITTEN POLICIES, PROCEDURES AND JOB DESCRIPTIONS

The Contractor shall develop and maintain written policies, procedures and job descriptions for each functional area of its health plan, consistent in format and style. The Contractor shall maintain written guidelines for developing, reviewing and approving all policies, procedures and job descriptions. All policies and procedures shall be reviewed at least annually to ensure that the Contractor's written policies reflect current practices. Reviewed policies shall be dated and signed by the Contractor's appropriate manager, coordinator, director or administrator. All medical and quality management policies must be approved and signed by the Contractor's Medical Director. Job descriptions shall be reviewed at least annually to ensure that current duties performed by the employee reflect written requirements.

15.   ADVANCE DIRECTIVES

The Contractor shall specify in the contract or agreement with each hospital, nursing facility, provider of home health care, hospice or personal care services that the provider must comply with federal and State law regarding advance directives for adult members. At a minimum, the providers (hospitals, nursing facilities, home health care, hospice and personal services) shall:
a. Maintain written policies for adult members receiving care through their organization regarding the member's right to make decisions about medical care, including the right to accept or refuse medical care and the right to execute an advance directive. The information must contain an explanation of any conscientious objection the provider may have in carrying out the advance directive. (The Contractor is not prohibited from making such objection when made pursuant to ARS 36-3205 (C.1)
b. Provide written information to adult members regarding an individual's rights under State law to make decisions regarding medical care and the provider's written policies concerning advance directives.
c. Require documentation in the member's medical record as to whether the adult member has executed an advance directive.
d. Not condition the provision of care or discriminate against a member because of his or her decision to execute or not execute an advance directive.
e.  Provide  education  for staff on issues  concerning  advance  directives.
f. Ensure compliance with requirements of federal and State law regarding advance directives.

The Contractor shall also maintain policies and procedures on advance directives with respect to all adult members. These policies and procedures must contain the same information described immediately above.

16.   PERFORMANCE MEASURES

EPSDT PARTICIPATION: The Contractor shall take affirmative steps to increase member participation in the EPSDT program to at least 80% of all enrolled EPSDT members during CYE 98. "Participation" is defined as at least one initial and periodic screening or one preventive or treatment visit. AHCCCSA will measure participation levels through encounter data and will not use information from prior period coverage (see Paragraph D.6, PRIOR PERIOD COVERAGE) in evaluating the Contractor's performance.

If the Contractor has not achieved at least the statewide average participation/ utilization rates for EPSDT services by the end of the contract year, as indicated through notification from AHCCCSA, the Contractor shall submit a corrective action plan to AHCCCSA. The plan shall be submitted within 30 days of the Contractor's receipt of participation/ utilization rate notification from AHCCCSA. In addition, AHCCCSA may conduct one or more follow-up on-site reviews to verify compliance with the corrective action plan.

If the Contractor's rate is higher than the statewide average for EPSDT participation, but lower than 80%, AHCCCSA may require the Contractor to submit a corrective action plan within specified time lines. EPSDT IMMUNIZATIONS: The Contractor shall ensure EPSDT members receive age-appropriate immunizations as specified in the AHCCCS Medical Policy Manual. The AHCCCSA long range goal is to reach or exceed the Healthy People Year 2000 goal of 90 % immunization for two year old members. During CYE98, the Contractor shall meet or exceed the following:
                                               Percentage of           Number of
      Immunization                             Members Immunized       Doses

Diptheria, Tetanus, Pertussis vaccine (DPT)         80%                   4
Oral Polio Vaccine                                  85%                   3
Measles, Mumps, Rubella Vaccine (MMR)               90%                   1
H. Influenza, Type B (HIB)                          90%                   1
Hepatitis B (Hep B)                                 85%                   3
Combined 3-Antigen Rate (4DPT, 3 OPV, 1MMR)         80%                  N/A
Combined All Antigens                               70%                  N/A
Varicella Vaccine                                   N/A                  N/A

The Contractor shall conduct an annual immunization audit based on random sampling to assess and verify the immunization status of two year old EPSDT members. AHCCCSA will provide the Contractor, within two weeks after the end of the contract year, the selected sample, specifications for conducting the audit, the AHCCCSA reporting requirements, and technical assistance. The Contractor shall identify the children's PCP, conduct the assessment, and report to AHCCCSA in the required format all immunization rates for the sampled two-year-old children no later than December 15 after the end of the contract year. If medical records are missing for more than 5% of the sample group, the Contractor is subject to sanctions by AHCCCSA. Health Services Advisory Group (HSAG) will conduct a study to validate the Contractor's reported rates.

AHCCCSA will provide the statewide average immunization rates to the Contractor. If the Contractor has not achieved at least these statewide averages by the end of the contract year, the Contractor shall submit a corrective action plan to AHCCCSA. The plan shall be submitted within 60 days of the Contractor's receipt of utilization rate notification from AHCCCSA. In addition, AHCCCSA may conduct one or more follow-up on-site reviews to verify compliance with the corrective action plan. .

If the Contractor's immunization rates are higher than the statewide average for immunizations, but lower than the stated goals set forth in this contract, AHCCCSA may require the Contractor to submit a corrective action plan within specified time lines.

PERFORMANCE INDICATORS: The AHCCCS goal for quality of care is to meet or exceed the Healthy People Year 2000 national goals. For CYE 98, the Contractor shall comply with AHCCCS quality management requirements to improve performance of at least the following established performance indicators: low birth weight; mammography screening; and cervical cancer screening.

If the Contractor has not achieved at least the statewide average for each performance indicator by the end of the contract year, it shall submit to AHCCCS, Office of the Medical Director, Acute Care Unit, a quality improvement plan. The plan shall be submitted within 60 days after the Contractor's receipt of performance measurement notification from AHCCCSA.

A quality improvement plan may be required for each performance indicator in which the Contractor's performance rate is above the statewide average for all contractors but below the midpoint between the statewide average and the best-performing health plan.

EPSDT DENTAL SERVICES: The Contractor shall take affirmative steps to increase utilization of dental services for EPSDT members. At least 50% of all enrolled members under age 21 shall have at least one dental visit during CYE98. AHCCCSA will monitor utilization through reported encounter data.

If the Contractor has not achieved at least the statewide average rate for utilization of dental services by the end of the contract year, as indicated through notification from AHCCCSA, the Contractor shall submit a corrective action plan to AHCCCSA. The plan shall be submitted within 30 days of the Contractor's receipt of utilization rate notification from AHCCCSA. In addition, AHCCCSA may conduct one or more follow-up on-site reviews to verify compliance with the corrective action plan. If the Contractor's rate is higher than the statewide average for EPSDT dental services, but lower than 50%, AHCCCSA may require the Contractor to submit a corrective action plan within specified time lines.

17.   QUALITY MANAGEMENT AND UTILIZATION MANAGEMENT (QM/UM)

The Contractor shall provide to members quality medical care as described in the AHCCCS MEDICAL POLICY MANUAL, Chapter 900, regardless of payer source or eligibility category. The Contractor shall institute processes to assess, plan, implement and evaluate quality improvement activities. The Contractor shall conduct two clinical studies each contract year as required in Chapter 900 of the AHCCCS MEDICAL POLICY MANUAL. AHCCCSA will determine the subject matter and study methodology for one of the annual studies and the Contractor shall submit to AHCCCSA by November 15 of each contract year its proposed subject matter and methodology for the other. The results of the studies shall be submitted to AHCCCS, Office of the Medical Director, within 90 days after the end of each contract year.

The Contractor must maintain a written QM/UM plan which details plans for compliance with the AHCCCS MEDICAL POLICY MANUAL. The Contractor shall incorporate in its QM/UM plan an action plan for improving the performance rates for those indicators with established baselines.

18.   PHYSICIAN INCENTIVES

The Contractor must comply with all applicable physician incentive requirements and conditions defined in 42 CFR 417.479. These regulations prohibit physician incentive plans that directly or indirectly make payments to a doctor or a group as an inducement to limit or refuse medically necessary services to a member. The Contractor is required to disclose all physician incentive agreements to AHCCCSA and to AHCCCS members who request them.

The Contractor shall not enter into contractual arrangements that place providers at significant financial risk as defined in CFR 417.479 unless specifically approved in advance by the Office of Managed Care. AHCCCSA has accumulated all available information from HCFA regarding physician incentives in a binder marked "Physician Incentive Guidelines" in the Bidder's Library. Due to recent verbal communication with HCFA representatives regarding physician incentives, AHCCCSA is postponing its development of the "AHCCCS Physician Incentive Guidelines"; therefore, offerors are instructed to use the information described above.

19.   APPOINTMENT STANDARDS

For purposes of this section, "urgent" is defined as an acute but not necessarily severe disorder which, if not attended to, could endanger the patient's health. The Contractor shall have procedures in place that ensure the following standards are met:

a.  Emergency PCP appointments - same day
b.  Urgent care PCP  appointments - within two days
c.  Routine care PCP  appointments - within 21 days

For specialty referrals and dental appointments, the Contractor shall be able to provide:
a.  Emergency appointments - within 24 hours of referral
b.  Urgent care appointments - within 3 days of referral
c.  Routine care appointments - within 30 days of referral

For maternity care, the Contractor shall be able to provide initial prenatal care appointments for enrolled pregnant members as follows:
a.  First trimester - within 14 days of request
b.  Second trimester - within 7 days of request
c.  Third trimester - within 3 days of request
d.  High risk pregnancies - within 3 days of identification of high risk by  the
                            Contractor or maternity care provider or immediately if an emergency exists

For behavioral health services to members 18-20 years of age, non-seriously mentally ill, the Contractor shall be able to provide appointments as follows:
a. Emergency screening and evaluation - within 24 hours of referral or request for services b. Behavioral health screening - within seven days of referral c. Non-emergency appointments - within 30 days of referral or behavioral health screening

If a member needs medically-necessary transportation, the Contractor shall require its transportation provider to schedule the transportation so that the member arrives no sooner than one hour before the appointment; does not have to wait more than one hour after making the call to be picked up; nor have to wait for more than one hour after conclusion of the appointment for transportation home.

The Contractor shall monitor the adequacy of its appointment processes and reduce the unnecessary use of alternative methods such as emergency room visits. The Contractor shall monitor and ensure that a member's waiting time for a scheduled appointment at the PCP's or specialist's office is no more than 45 minutes, except when the provider is unavailable due to an emergency.

The Contractor shall have written policies and procedures about educating its provider network about appointment time requirements. The Contractor must assign a specific staff member or unit within its organization to monitor compliance with appointment standards and shall require a corrective action plan when appointment standards are not met.

20.   REFERRAL PROCEDURES AND STANDARDS

The Contractor shall have adequate written procedures regarding referrals to specialists to include, as a minimum, the following:

a.  Use of referral forms clearly identifying the Contractor
b.  A system for resolving disputes regarding the referrals
c. Having a process in place that ensures the member's PCP receives all specialist and consulting reports and a process to ensure PCP follow-up of all referrals including EPSDT referrals for behavioral health services
d. A referral plan for any member who is about to lose eligibility and who requests information on low-cost or no-cost health care services
e.  Referral to Medicare HMO including payment of copayments

21.   PROVIDER MANUAL

The Contractor shall develop, distribute and maintain a provider manual. The Contractor shall ensure that each contracted provider is issued a copy of the provider manual and is encouraged to distribute a provider manual to any individual or group that submits claim and encounter data. The Contractor remains liable for ensuring that all providers, whether contracted or not, meet the applicable AHCCCS requirements such as covered services, billing, etc. At a minimum, the Contractor's provider manual must contain information on the following:

a. Introduction to the Contractor which explains the Contractor's organization and administrative structure
b.  Provider  responsibility and the Contractor's  expectation of the provider
c.  Overview of the Contractor's Provider Service department and function
d. Listing and description of covered and non-covered services, requirements and limitations
e. Emergency room utilization (appropriate and non-appropriate use of the emergency room)
f.  EPSDT Services  - screenings  include  a  comprehensive   and  developmental
    history, comprehensive unclothed  physical  examination, appropriate  vision
    testing,   hearing   testing,   laboratory   tests,  dental  screenings  and
    immunizations
g.  Dental services
h.  Maternity/  Family Planning services
i.  Listing of behavioral  health services
j.  The Contractor's  policy regarding PCP assignments
k. Referrals to specialists and other providers, including access to behavioral health services provided by the ADHS RBHA system for members under age 18, 21 and older, and SMI members of any age
l.  Grievance and appeal rights
m.  Billing and encounter submission information
    - indicate which form, UB92, HCFA 1500, or Form C is to be used for services
    - indicate  which  fields  are  required  for  a  claim  to   be  considered
      acceptable by the Contractor. A completed sample of each form shall be included
n. Contractor's written policies and procedures which affect the provider(s) and/or the provider network
o.  Claims  re-submission  policy and  procedure
p. Reimbursement, including reimbursement for dual eligibles (i.e. Medicare and Medicaid) or members with other insurance
q.  Explanation of remittance advice
r.  Prior authorization requirement
s.  Claims medical review
t.  Concurrent review
u.  Fraud and Abuse
v. Formularies (with updates and changes provided in advance to providers, including pharmacies)
w.  AHCCCS appointment standards

22.   PRIMARY CARE PROVIDER STANDARDS

The Contractor shall include in its provider network a sufficient number of PCPs to meet the requirements of this contract. Health care providers designated by the Contractor as PCPs shall be licensed in Arizona as allopathic or osteopathic physicians who generally specialize in family practice, internal medicine, obstetrics or pediatrics; certified nurse practitioners or certified nurse midwifes; or physician's assistants.

At a minimum, the Contractor's number of full-time equivalent PCPs to enrolled members shall not exceed a ratio of 1:1800 for adults and 1:1200 for children who are 12 or younger. If the PCP contracts with more than one AHCCCS health plan, the ratio shall be adjusted by the Contractor to ensure the total number of AHCCCS members does not exceed the above ratio. The Contractor should consider the PCP's total patient panel size (i.e. AHCCCS and non-AHCCCS patients) when assessing the PCP's ability to meet AHCCCS' appointment and other standards. In addition, AHCCCS members shall not comprise the majority of the PCP's panel of patients. The Contractor shall also reduce the number of members assigned to its network PCPs as necessary to meet the appointment standards specified in Section D, Paragraph 19, Appointment Standards. Any variation to the above standards must be submitted to AHCCCSA, Office of the Medical Director for prior approval. PCPs with assigned members diagnosed with AIDS or as HIV-positive shall meet criteria and standards set forth in AHCCCS Medical Policy and AHCCCS AIDS Advisory Committee Guidelines.

The Contractor shall have a system in place to monitor and ensure that each member is assigned to an individual PCP and that the Contractor's data regarding PCP assignments is current. The Contractor is encouraged to assign members with complex medical conditions who are age 12 and younger to Board-certified pediatricians.

To the extent required by this contract, the Contractor shall offer members freedom of choice in selecting a PCP. When a new member has been assigned to the Contractor, the Contractor shall inform the member in writing of his enrollment and of his PCP assignment within 10 days of the Contractor's receipt of notification of assignment by AHCCCSA. The Contractor shall include with the enrollment notification a list of all the Contractor's available PCPs and the process for changing the PCP assignment, should the member desire to do so. The Contractor shall confirm any PCP change in writing to the member. Members may make both their initial PCP selection and any subsequent PCP changes either verbally or in writing.

At a minimum, the Contractor shall hold the PCP responsible for the following gatekeeping activities: a. Supervision, coordination and provision of care to each assigned member b. Initiation of referrals for medically necessary specialty care c. Maintaining continuity of care for each assigned member d. Maintaining the member's medical record, including documentation of all services provided to the member by the PCP, as well as any specialty or referral services.

The Contractor shall establish and implement policies and procedures to monitor PCP gatekeeping activities and to ensure that PCPs are adequately notified of, and receive documentation regarding, specialty and referral services provided to assigned members by specialty physicians, dentists and other health care professionals. Contractor policies and procedures shall be subject to approval by AHCCCSA, Office of the Medical Director. PCPs and specialists who provide inpatient services to the Contractor's members shall have admitting and treatment privileges in a minimum of one general acute care hospital that is located within the Contractor's service area.

23.   OTHER PROVIDER STANDARDS

The Contractor shall develop and implement policies and procedures to:
a. Recruit sufficient specialty physicians, dentists, health care professionals, health care institutions and support services to meet the medical needs of its members.
b. Monitor the adequacy, accessibility and availability of its provider network to meet the needs of its members.

Contractor policies shall be subject to approval by AHCCCS, Office of the Medical Director and shall be monitored through operational audits at least annually.

For specialty services,  the Contractor shall ensure that:

a.  PCP referral shall be required for specialty physician services.
b. Specialty physicians shall not begin a course of treatment for a medical condition other than that for which the member was referred, unless approved by the member's PCP.
c. The specialty physicians shall provide to the member's PCP complete documentation of all diagnostic services including copies of test results if applicable, treatment services provided and the resulting outcome for each.

The Contractor shall ensure that a maternity care provider is designated for each pregnant member for the duration of her pregnancy and postpartum care and that maternity services are provided in accordance with the AMPM. The Contractor may include in its provider network the following maternity care providers:

a. Arizona licensed allopathic and/or osteopathic physicians who are general practitioners or specialize in family practice or obstetrics
b.  Certified nurse midwives
c.  Licensed midwives.

Members may choose, or be assigned, a PCP who provides obstetric care (physician or certified nurse midwife). Such assignment shall be consistent with the freedom of choice requirements for selecting health care professionals while ensuring that the continuity of care is not compromised. Members who choose to receive maternity services from a licensed midwife shall also be assigned to a PCP for medical care as primary care is not within the scope of practice for licensed midwives.

All physicians and certified nurse midwives who perform deliveries shall have OB hospital privileges. Licensed midwives perform deliveries only in the member's home. Labor and delivery services may also be provided in the member's home by physicians and certified nurse practitioners and certified nurse midwives who include such services within their practice.

24.   NETWORK DEVELOPMENT

The Contractor shall develop and maintain a provider network that is sufficient to provide all covered services to AHCCCS members. It shall ensure covered services are provided promptly and are reasonably accessible in terms of location and hours of operation. There shall be sufficient professional and paramedical personnel for the provision of covered services, including emergency medical care on a 24-hour-a-day, 7-days-a-week basis. The proposed network shall be sufficient to provide covered services within designated time and distance limits.

25.   NETWORK MANAGEMENT

The Contractor shall have policies and procedures in place that pertain to all service specifications described in the AHCCCS MEDICAL POLICY MANUAL, Chapters 300, 600 and 900. In addition, the Contractor shall have policies on how the Contractor will:
a. Communicate with the network regarding contractual and/or program changes and requirements
b. Monitor and control network compliance with policies and rules of AHCCCSA and the Contractor
c.  Evaluate  the quality of services delivered by the network
d. Provide or arrange for medically necessary covered services should the network become temporarily insufficient within the contracted service area
e. Monitor network capacity to ensure that there are sufficient providers to handle the volume of members
f. Ensure service accessibility, including monitoring appointment procedures standards, appointment waiting times, and service provision standards

All material changes in the Contractor's provider network must be approved in advance by AHCCCSA, Office of Managed Care. A material change is defined as one which affects, or can reasonably be foreseen to affect, the Contractor's ability to meet the performance and network standards as described in this solicitation. The Office of Managed Care must be notified of planned material changes in the provider network before the change process has begun, for example before issuing a 60-day termination notice to a provider. The notification shall be made within one working day if the change is unexpected. AHCCCSA will assess proposed changes in the Contractor's provider network for potential impact on members' health care and provide a written response to the Contractor within 14 days of receipt of request. For emergency situations, AHCCCSA will expedite the approval process.

The Contractor shall notify AHCCCSA, Office of Managed Care, within one working day of any unexpected changes that would impair its provider network. This notification shall include (1) information about how the change will affect the delivery of covered services, and (2) the Contractor's plans for maintaining the quality of member care if the provider network change is likely to result in deficient delivery of covered services.

26.   FEDERALLY QUALIFIED HEALTH CENTERS (FQHC)

The Contractor is encouraged to use FQHCs in Arizona to provide covered services and must comply with the federal mandates in OBRA 89 and OBRA 90. This legislation gives FQHCs the option to require state Medicaid programs to reimburse the FQHC at 100% of reasonable costs for the services delivered. AHCCCSA and its contractors are required to comply with this legislation.

At the time of contracting, the Contractor must offer the FQHC the option to elect reasonable cost reimbursement for categorically eligible members. This provision should be within the contract between the FQHC and the Contractor. If the FQHC does not elect reasonable cost reimbursement, the FQHC waives the opportunity to receive reasonable cost reimbursement for that contract period. No retroactive elections shall be permitted.

If the FQHC elects reasonable cost reimbursement, the Contractor must notify the AHCCCSA Office of Managed Care within seven days of the subcontract signing. If the FQHC elects reasonable cost reimbursement, the Contractor may, at its discretion, pay reasonable cost reimbursement, or pay using some other method of payment, such as capitation, since the requirement to pay reasonable costs applies to the State Medicaid Agency, not to the Contractor.

For example, the Contractor contracts with an FQHC that elects reasonable cost reimbursement. The method of payment throughout the contract period could be capitation. Throughout the year, the Contractor would be required to file a quarterly cost report with AHCCCS. (The instructions for the health plan quarterly reports can be obtained from the Office of Managed Care.) At the end of the year, the FQHC must complete certain reporting requirements outlined in the ARIZONA HEALTH CARE COST CONTAINMENT SYSTEM REASONABLE COST REIMBURSEMENT COST REPORT & INSTRUCTIONS. These two reporting packages will enable AHCCCSA to determine reasonable costs, in comparison to actual capitation paid by the Contractor. AHCCCSA would reimburse the FQHC if the capitation payments were less than reasonable costs. Likewise, AHCCCSA would recoup payments in excess of reasonable costs.

In determining the reasonableness of the capitation payments made by the Contractor to the FQHC, AHCCCSA will value the per member per month capitation payment at a rate which approximates the average rate being paid by the Contractor in the community to other similar providers. If there are no other providers from which to develop an average rate, other means will be used to determine the average for the area. If the actual capitation rate paid by the Contractor to the FQHC is less than the average rate being paid by the Contractor to other providers, the Contractor must reimburse the FQHC for this difference. AHCCCSA would reimburse the difference between reasonable cost and the average capitation rate.

The Contractor shall adhere to the AHCCCS FEDERALLY QUALIFIED HEALTH CENTERS COST REPORT INSTRUCTIONS-GENERAL INSTRUCTIONS which describes the reporting requirements applicable to the Contractor's contracting with a FQHC that elects cost reimbursement. A copy of these requirements is available in the Bidder's Library. Included among the FQHCs currently recognized by HCFA are the following:
               Clinica  Adelante
               West Pinal Family Health Center
               Valley Health
               Center United Community  Health Center
               Mariposa Community Health Center
               Lake Powell Medical Center
               Mountain Park Health Center
               El Rio Santa Cruz Neighborhood Health Center
               Native American Health Care Center
               Traditional  Indian  Alliance
               Native  Americans for Community Action, Inc.

27.   PROVIDER REGISTRATION

The Contractor shall ensure that each of its subcontractors register with AHCCCSA as an approved service provider and receive an AHCCCS Provider ID Number. A Provider Participation Agreement must be signed with each provider who does not already have a current AHCCCS ID number. The original shall be forwarded to AHCCCSA. This provider registration process must be completed in order for the Contractor to report services a subcontractor renders to enrolled members and for the Contractor to be paid reinsurance.

28.   PROVIDER AFFILIATION TAPE

The Contractor shall submit information quarterly regarding its provider network. This information shall be submitted in the format described in the PROVIDER AFFILIATION TAPE USER MANUAL on October 15, January 15, April 15, and July 15 of each contract year. The MANUAL may be found in the Bidder's Library.

29.   PERIODIC REPORT REQUIREMENTS

AHCCCSA, under the terms and conditions of its HCFA grant award, requires periodic reports, encounter data, and other information from the Contractor. The submission of late, inaccurate, or otherwise incomplete reports shall constitute failure to report subject to the penalty provisions described in this contract. Standards applied for determining adequacy of required reports are as follows:

a.  TIMELINESS:   Reports or other required data shall be  received on or before scheduled due dates.
b.  ACCURACY:     Reports or other  required  data shall  be  prepared in strict
                  conformity  with  appropriate  authoritative  sources   and/or
                  AHCCCS defined standards.
c.  COMPLETENESS: All  required   information  shall  be fully  disclosed  in  a
                  manner that is both responsive and pertinent to report intent with no material omissions.

AHCCCS  requirements   regarding  reports,   report  content  and  frequency  of
submission of reports are subject to change at any time during the term of the contract. The Contractor shall comply with all changes specified by AHCCCSA.

The Contractor shall be responsible for continued reporting beyond the term of the contract. For example, processing claims and reporting encounter data will likely continue beyond the term of the contract because of lag time in filing source documents by subcontractors. The Contractor shall comply with all financial reporting requirements contained in the REPORTING GUIDE FOR ACUTE HEALTH CARE CONTRACTORS WITH THE ARIZONA HEALTH CARE COST CONTAINMENT SYSTEM, a copy of which may be found in the Bidder's Library. The required reports, which are subject to change during the contract term, are summarized in Attachment F, Periodic Report Requirements.

30.   DISSEMINATION OF INFORMATION

Upon request, the Contractor shall assist AHCCCSA in the dissemination of information prepared by AHCCCSA, or the federal government, to its members. The cost of such dissemination shall be borne by the Contractor. All advertisements, publications and printed materials which are produced by the Contractor and refer to covered services shall state that such services are funded under contract with AHCCCSA .

31.   REQUESTS FOR INFORMATION

AHCCCSA may, at any time during the term of this contract, request financial or other information from the Contractor. Upon receipt of such requests for information, the Contractor shall provide complete information as requested no later than 30 days after the receipt of the request unless otherwise specified in the request itself.

32.   OPERATIONAL AND FINANCIAL READINESS REVIEWS

AHCCCSA may conduct Operational and Financial Readiness Reviews on all successful offerors and will, subject to the availability of resources, provide technical assistance as appropriate. The Readiness Reviews will be conducted prior to the start of business for the contract year beginning 10/1/97. The purpose of Readiness Reviews is to assess new contractors' readiness and ability to provide contract services to members at the start of the contract year. A new contractor will be permitted to commence operations only if the Readiness Review factors are met to AHCCCSA's satisfaction.

33.   OPERATIONAL AND FINANCIAL REVIEWS

In accordance with HCFA requirements, AHCCCSA will conduct regular Operational and Financial Reviews for the purpose of (but not limited to) ensuring operational and financial program compliance. The Reviews will identify areas where improvements can be made and make recommendations accordingly, monitor the Contractor's progress towards implementing mandated programs and provide the Contractor with technical assistance if necessary. The Contractor shall comply with all other medical audit provisions as required by AHCCCS Rule R9-22-521.

The type and duration of the Operational and Financial Review will be solely at the discretion of AHCCCSA. Except in cases where advance notice is not possible or advance notice may render the review less useful, AHCCCSA will give the Contractor at least three weeks advance notice of the date of the on-site review. In preparation for the on-site Operational and Financial Reviews, the Contractor shall cooperate fully with AHCCCSA and the AHCCCSA Review Team by forwarding in advance such policies, procedures, job descriptions, contracts, logs and other information that AHCCCSA may request. The Contractor shall have all requested medical records on-site. Any documents not requested in advance by AHCCCSA shall be made available upon request of the Review Team during the course of the review. The Contractor personnel as identified in advance shall be available to the Review Team at all times during AHCCCSA on-site review activities. While on-site, the Contractor shall provide the Review Team with work space, access to a telephone, electrical outlets and privacy for conferences. Certain documentation submission requirements may be waived at the discretion of AHCCCSA if the Contractor has obtained accreditation from NCQA or any other nationally recognized accrediting body. The Contractor must submit the entire NCQA report to AHCCCSA for such waiver consideration.

The Contractor will be furnished a copy of the Operational and Financial Review Report and given an opportunity to comment on any review findings prior to AHCCCSA publishing the final report. Operational and Financial Review findings may be used in the scoring of subsequent bid proposals by that Contractor. Recommendations made by the Review Team to bring the Contractor into compliance with federal, State, AHCCCS, and/or RFP requirements must be implemented by the Contractor. AHCCCSA may conduct a follow-up Operational and Financial Review to determine the Contractor's progress in implementing recommendations and achieving program compliance. Follow-up reviews may be conducted at any time after the initial Operational and Financial Review.

AHCCCSA may conduct an Operational and Financial Review in the event the Contractor undergoes a merger, reorganization, change in ownership or makes changes in three or more key staff positions within a 12-month period.

34.   CLAIMS PAYMENT SYSTEM

The Contractor shall develop and maintain a claims payment system capable of processing, cost-avoiding and paying claims in accordance with AHCCCS Rule R9-22-705, a copy of which may be found in the Bidder's Library. In the absence of a subcontract provision to the contrary, claims submission deadlines shall be calculated from the date of service or the effective date of enrollment, whichever is later. Remittance advices accompanying the Contractor's payments to providers must contain, at a minimum, adequate descriptions of all denials and adjustments, the reasons for such denials and adjustments, the amount billed, the amount paid, and grievance rights. The Contractor's claims payment system, as well as its prior authorization and concurrent review process, must minimize the likelihood of having to recoup already-paid claims. Any recoupment in excess of $50,000 per provider within a contract year must be approved in advance by AHCCCSA, Office of Managed Care.

During the term of this contract, AHCCCSA anticipates requiring all health plans to use a standardized electronic format for electronic claims processing between the plan and its providers. AHCCCSA plans to require the formats outlined in the Technical Interface Guidelines under CLAIMS Processing, which is the format adopted by FFS providers and their billing agents who submit claims electronically to AHCCCS. The form UB-92 and 1500 layouts will be supplemented by a Form C layout. All formats are subject to changes initiated by the Kennedy-Kassebaum legislation. Reasonable implementation timeframes will be negotiated with each plan.

35.   HOSPITAL REIMBURSEMENT

MARICOPA AND PIMA COUNTIES ONLY: The Arizona Laws of 1996 Chapter 288 Section 20 sets forth the Hospital Reimbursement Pilot Program (Pilot), which is effective from October 1, 1997, through September 30, 2000. The Pilot as defined by AHCCCS Rule R9-22-718 requires hospital subcontracts to be negotiated between health plans in Maricopa and Pima counties and hospitals to establish reimbursement levels, terms and conditions. Subcontracts shall be negotiated by the Contractor and hospitals to cover operational concerns, such as timeliness of claims submission and payment, payment of discounts or penalties, legal resolution, which may, as an option, include establishing arbitration procedures. These negotiated subcontracts shall remain under close scrutiny by AHCCCSA to insure availability of quality services within specific service districts, equity of related party interests, reasonableness of rates, and only marketing of contracted organizations. The general provisions of this program encompass acute care hospital services and outpatient hospital services that result in an admission. The Contractor shall submit all hospital subcontracts and any amendments to AHCCCSA, Office of Managed Care, for prior approval. For non-emergency patient-days, the Contractor shall ensure that at least 85% of its members use contracted hospitals. AHCCCSA reserves the right to subsequently adjust the 85% standard. Further, if in AHCCCSA's judgment the number of emergency days at a particular non-contracted hospital becomes significant, AHCCCSA may require a subcontract at that hospital. Hospitals and health plans/program contractors outside of Maricopa and Pima counties are not included in this Pilot. Offerors should refer to the "Hospital Reimbursement Pilot Program Packet" for additional information and requirements.

ALL GSA'S EXCEPT MARICOPA AND PIMA: The Contractor shall reimburse hospitals for member care in accordance with AHCCCS Rule R9-22-705. The Contractor is encouraged to obtain contracts with hospitals in all other GSA's and must submit copies of these contracts to AHCCCSA, Office of Managed Care, at least seven days prior to the effective dates thereof.

FOR  OUT-OF-STATE  HOSPITALS:   The  Contractor   shall  reimburse  out-of-state
hospitals in accordance with AHCCCS Rule R9-22-705.

The Contractor may conduct prepayment and postpayment medical reviews of all hospital claims including outlier claims. Erroneously paid claims are subject to recoupment. If the Contractor fails to identify LACK OF MEDICAL NECESSITY through concurrent review and/or prepayment medical review, lack of medical necessity identified during postpayment medical review shall not constitute a basis for recoupment by the Contractor. See also Section D, Paragraph 34, Claims Payment System. For a more complete description of the guidelines for hospital reimbursement, please consult the Bidder's Library for applicable statutes and rules.

36.   NURSING FACILITY REIMBURSEMENT

The Contractor shall not deny nursing facility services if the nursing facility is unable to obtain prior authorization in situations where acute care eligibility and ALTCS eligibility overlap and the member is enrolled with an AHCCCS acute care contractor. In such situations, the Contractor shall impose reasonable authorization requirements. The Contractor's payment responsibility described above applies only in situations where the nursing facility has not been notified in advance of the member's enrollment with an AHCCCS acute care contractor. To further illustrate, when ALTCS eligibility overlaps AHCCCS acute care enrollment, the acute care enrollment takes precedence. Although the member could be ALTCS eligible for this time period, there is no ALTCS enrollment that occurs on the same days as AHCCCS acute enrollment. The Contractor is responsible for payment of services while the member is enrolled with the Contractor. The Contractor is not responsible for the full 90 days of nursing facility coverage if ALTCS enrollment occurs before the 90 days has ended.

37.    COMPENSATION

The method of compensation under this contract will be capitation, SOBRA supplement, HIV-AIDS supplement, reinsurance, and third party liability, as described and defined within this contract and appropriate laws, regulations or policies.

Subject to the availability of funds, AHCCCSA shall make payments to the Contractor in accordance with the terms of this contract provided that the Contractor's performance is in compliance with the terms and conditions of this contract. Payment must comply with requirements of ARS Title 36. AHCCCSA reserves the option to make payments to the Contractor by wire or NACHA transfer and will provide the Contractor at least 30 days notice prior to the effective date of any such change.

Where payments are made by electronic funds transfer, AHCCCSA shall not be liable for any error or delay in transfer nor indirect or consequential damages arising from the use of the electronic funds transfer process. Any charges or expenses imposed by the bank for transfers or related actions shall be borne by the Contractor. Except for adjustments made to correct errors in payment, any savings remaining to the Contractor as a result of favorable claims experience and efficiencies in service delivery at the end of the contract term may be kept by the Contractor.

All funds received by Contractor pursuant to this contract shall be separately accounted for in accordance with generally accepted accounting principles.

Except for funds received from the collection of permitted copayments and third-party liabilities, the only source of payment to Contractor for the services provided hereunder is the Arizona Health Care Cost Containment System Fund, as described in ARS ss.36-2913. An error discovered by the State with or without an audit in the amount of fees paid to Contractor will be subject to adjustment or repayment by Contractor making a corresponding decrease in a current Contractor's payment or by making an additional payment by AHCCCSA to the Contractor.

No payment due the Contractor by AHCCCSA may be assigned by the Contractor. This section shall not prohibit AHCCCSA at its sole option from making payment to a fiscal agent hired by Contractor.

The Contractor or its subcontractors shall collect any required copayment from members but service will not be denied for inability to pay the copayment. Except for permitted copayments, the Contractor or its subcontractors shall not bill or attempt to collect any fee from, or for, a member for the provision of covered services. Any required copayments collected shall belong to the Contractor or its subcontractors.

CAPITATION: The Contractor will be paid capitation for all prospective member months, including partial member months. This capitation includes the cost of providing medically necessary covered services to members during prior period coverage. AHCCCSA will make monthly capitation payments to the Contractor for each member enrolled with the Contractor on the first of the month as payment in full for any and all covered services provided to the member including covered services provided during prior period coverage. (See Section D, Paragraph 6, Enrollment and Disenrollment, for clarification of prior period coverage.) Payment shall be made no later than the fifth working day of the month for which payment is due. For members enrolled at any time after the beginning of the month's payment cycle, capitation will be prorated from the effective date of enrollment through the remainder of the month of enrollment. These payments will be made by AHCCCS to Contractor on a weekly basis.

SOBRA SUPPLEMENT: When the Contractor has an enrolled SOBRA woman who delivers during an enrollment period, the Contractor will be entitled to a SOBRA payment. AHCCCSA reserves the right at any time during the term of this contract to adjust the amount of this SOBRA payment for women who deliver at home. The Contractor is responsible for meeting the newborn notification requirements defined in AHCCCS Rule R9-22-342 before this payment will be made to the Contractor.

HIV-AIDS SUPPLEMENT: In addition to the capitation payment described above, a separate and additional payment will be made to the Contractor to help defray costs for members receiving approved protease inhibitors and associated lab work related to their treatment for HIV/AIDS. The list of AHCCCSA-approved protease inhibitors is available in the Bidder's Library.

On a quarterly basis, the Contractor shall submit to AHCCCSA, Office of Managed Care, an unduplicated monthly count of members, by rate code, who are using approved protease inhibitors. The report shall be submitted, along with the quarterly financial reporting package, within 60 days after the end of each quarter. (A sample of this reporting form may be found in the Bidder's Library.)

The rate of reimbursement for this separate payment will be $634.50 per month and is subject to review during the term of the contract. Payment will be made quarterly to the Contractor based on the reported eligible members for the preceding quarter. AHCCCSA will review this HIV/AIDS-related data at least annually as part of its Operational and Financial Review and reserves the right to recoup any amounts paid for ineligible members as determined through this review as well as an associated penalty for incorrect reporting.

38.        CAPITATION ADJUSTMENTS

Except for changes made specifically in accordance with this contract, the rates set forth in Section B shall not be subject to re-negotiation or modification during the contract period. AHCCCSA may, at its option, review the effect of a program change and determine if a capitation adjustment is needed. In these instances the adjustment will be prospective with assumptions discussed with the Contractor prior to modifying capitation rates. The Contractor may request a review of a program change if it believes the program change was not equitable; AHCCCSA will not unreasonably withhold such a review.

If the Contractor is in any manner in default in the performance of any obligation under this contract, AHCCCSA may, at its option and in addition to other available remedies, adjust the amount of payment until there is satisfactory resolution of the default. The Contractor shall reimburse AHCCCSA and/or AHCCCSA may deduct from future monthly capitation for any portion of a month during which the Contractor was not at risk due to, for example:

   a.  death of a member
   b.  member's  incarceration  (not eligible for AHCCCS  benefits)
   c.  duplicate capitation to the same contractor

If a member is enrolled twice with the same contractor, recoupment will be made as soon as the double capitation is identified. AHCCCSA reserves the right to modify its policy on capitation recoupments at any time during the term of this contract.

39.    REINSURANCE

REGULAR ACUTE REINSURANCE: Reinsurance is a stop-loss program provided by AHCCCSA to the Contractor for the partial reimbursement of covered inpatient facility medical services incurred for a member with an acute medical condition beyond an annual deductible (AHCCCS Rule R9-22-503). Per diem rates paid for nursing facility services, including room and board, provided in lieu of hospitalization for up to 90 days in any contract year shall be eligible for reinsurance coverage (see AHCCCS Rule R9-22-203 subsection B for excluded services). Reinsurance for the Hospital Reimbursement Pilot Program (See Section D, Paragraph 35, Hospital Reimbursement), will be paid in accordance with AHCCCS Rule R9-22-503.

AHCCCSA is self-insured for the reinsurance program. The program is characterized by an initial deductible level and a subsequent coinsurance percentage. The coinsurance percent is the rate at which AHCCCSA will reimburse the Contractor for inpatient covered services incurred above the deductible. Reinsurance coverage applies to both prospective and prior period coverage periods. The deductible level the Contractor is eligible for is based on the Contractor's statewide AHCCCS acute care enrollment as of October 1st each contract year for all rate codes and counties, as shown in the following table. These deductible levels are subject to change by AHCCCSA during the term of this contract.

REGULAR REINSURANCE:
      ------------------------------------------------------------------------
      STATEWIDE PLAN         DEDUCTIBLE -      DEDUCTIBLE -   COINSURANCE %
      ENROLLMENT                 MN/MI            OTHERS

                0 - 19,999      $15,000          $20,000            75%
           20,000 - 49,999      $15,000          $35,000            75%
           50,000 and over      $15,000          $50,000            75%
      ------------------------------------------------------------------------

If a Contractor's actual non-MN/MI deductible is $35,000 or $50,000, AHCCCSA will increase the Contractor's capitation rate awarded by defined amounts for each capitation risk group. These specific capitation adjustments are available in the Bidder's Library. A Contractor whose enrollment qualifies it for the $35,000 or $50,000 non-NM/MI deductible level may, prior to the start of the contract period, elect one of the lower deductible levels indicated in the above table.

AHCCCSA will use inpatient encounter data to determine regular reinsurance benefits. Reimbursement for regular reinsurance benefits will be made to the Contractor each month. AHCCCSA will also provide for a reconciliation of reinsurance payments in the case where encounters used in the calculation of reinsurance benefits are subsequently adjusted or voided.

The Contractor shall be subject to utilization and other reviews by AHCCCSA of care provided to a member which results in a reinsurance claim as referenced in R9-22-503 (G.3).

Medical review on regular reinsurance cases will be determined based on statistically valid random sampling. AHCCCSA, Office of the Medical Director, will generate the sampling and will notify the Contractor of documentation needed for the retrospective medical review process to occur at the Contractor's offices. The results of the medical review sampling will be extrapolated to the entire regular reinsurance reimbursement population of the Contractor. A recoupment of reinsurance reimbursements made to the Contractor may occur based on the results of the medical review sampling. AHCCCSA will give the Contractor at least 45 days advance notice of any on-site review. The Contractor shall have all requested medical records on-site. Any documents not requested in advance by AHCCCSA shall be made available upon request of the Review Team during the course of the review. The Contractor representative shall be available to the Review Team at all times during AHCCCSA on-site review activities. While on-site, the Contractor shall provide the Review Team with work space, access to a telephone, electrical outlets and privacy for conferences. The Contractor will be furnished a copy of the Regular Acute Reinsurance Review Report within 60 days of the onsite review and given an opportunity to comment on any review findings.

CATASTROPHIC REINSURANCE: The reinsurance program also includes a special Catastrophic Reinsurance program. This program encompasses members diagnosed with hemophilia and members who receive covered organ and tissue transplantation including bone marrow, heart and other organ transplantation. For additional detail and restrictions see AHCCCS Rule R9-222-202. There is no deductible for catastrophic reinsurance cases and AHCCCS will reimburse the Contractor at 85% of the Contractor's covered costs. All catastrophic claims will be subject to medical review by AHCCCSA.

HEMOPHILIA: When an eligible member is identified as being catastrophically eligible by AHCCCSA due to a specific diagnosis of hemophilia (ICD9 286.0, 286.1, 286.2 and 286.4), all medically necessary covered services provided during the contract year shall be eligible for reimbursement at 85% of the Contract's paid amount. Catastrophic reinsurance coverage is available for all members diagnosed with von Willebrand's Disease who are non-DDA VP responders that are dependent on Plasma Factor VIII. The Contractor must promptly notify AHCCCS Office of the Medical Director Reinsurance Unit after diagnosis. Catastrophic reinsurance will be paid for a maximum 30-day retroactive period from the date of notification to AHCCCSA.

TRANSPLANTS: Bone grafts, kidney and cornea transplantation services are not eligible for catastrophic reinsurance coverage but are eligible under the regular (non-catastrophic) reinsurance program. Catastrophic reinsurance coverage for transplants is limited to 85% of the AHCCCS contract amount for the transplantation services rendered, or 85% of the Contractor-paid amount whichever is lower. The AHCCCS contracted transplantation rates may be found in the Bidder's Library.

Encounter data will not be used to determine catastrophic reinsurance benefits. However, this does not relieve the Contractor of the responsibility for submitting encounters for catastrophic reinsurance services. The initial claims for reimbursement under the catastrophic reinsurance program must be filed no later than June 30th of the year following the contract year. Catastrophic reinsurance claims that are submitted within this time limit and are denied or adjusted, may be corrected until September 30th of the year following the contract year. All catastrophic reinsurance claims must be submitted in accordance with the AHCCCS REINSURANCE POLICY/PROCEDURE MANUAL.

40.   COORDINATION OF BENEFITS/ THIRD PARTY LIABILITY

By law, AHCCCSA is the payer of last resort. This means AHCCCSA shall be used as a source of payment for covered services only after all other sources of payment have been exhausted. The two methods used in the coordination of benefits are cost avoidance and postpayment recovery. See Section D, Paragraph 41, Medicare Services and Cost Sharing.

COST AVOIDANCE: The Contractor shall cost-avoid all claims or services that are subject to third-party payment and may deny a service to a member if it knows that a third party (i.e. other insurer) will provide the service. However, if a third-party insurer (other than Medicare) requires the member to pay any copayment, coinsurance or deductible, the Contractor is responsible for making these payments, even if the services are provided outside of the Contractor's network. The Contractor's liability for coinsurance and deductibles is limited to what the Contractor would have paid for the entire service pursuant to a written contract with the provider or the AHCCCS fee-for-service rate, less any amount paid by the third party. (The Contractor must decide whether it is more cost-effective to provide the service within its network or pay coinsurance and deductibles for a service outside its network. For continuity of care, the Contractor may also choose to provide the service within its network.) If the Contractor refers the member for services to a third-party insurer (other than Medicare), and the insurer requires payment in advance of all copayments, coinsurance and deductibles, the Contractor must make such payments in advance.

If the Contractor knows that the third party insurer will neither pay for nor provide the covered service, and the service is medically necessary, the Contractor shall not deny the service nor require a written denial letter. If the Contractor does not know whether a particular service is covered by the third party, and the service is medically necessary, the Contractor shall contact the third party and determine whether or not such service is covered rather than requiring the member to do so. (See also Section D, Paragraph 41, Medicare Services and Cost Sharing.)

The requirement to cost-avoid applies to all AHCCCS covered services. For pre-natal care and preventive pediatric services, AHCCCS may require the Contractor to provide such service and then coordinate payment with the potentially liable third party ("pay and chase"). In emergencies, the Contractor shall provide the necessary services and then coordinate payment with the third-party payer. The Contractor shall also provide medically necessary transportation so the member can receive third-party benefits. Further, if a service is medically necessary, the Contractor shall ensure that its cost avoidance efforts do not prevent a member from receiving such service and that the member shall not be required to pay any coinsurance or deductibles for use of the other insurer's providers.

POSTPAYMENT RECOVERIES: Postpayment recovery is necessary in cases where the Contractor was not aware of third-party coverage at the time services were rendered or paid for, or was unable to cost avoid. The Contractor shall identify all potentially liable third parties and pursue reimbursement from them except in the circumstances below. The Contractor shall not pursue reimbursement in the following circumstances unless the case has been referred to the Contractor by AHCCCSA or AHCCCSA's authorized representative:

Uninsured/ underinsured motorist insurance          Adoption recovery
First and third-party liability insurance           Worker's Compensation
Tortfeasors                                         Estate recovery

The Contractor shall report any cases involving the above circumstances to AHCCCSA's authorized representative should the Contractor identify such a situation. See AHCCCS Rule R9-22-1002. The Contractor shall cooperate with AHCCCSA's authorized representative in all collection efforts. In joint cases involving both AHCCCS fee-for-service or reinsurance and the Contractor, AHCCCSA's authorized representative is responsible for performing all research, investigation and payment of lien-related costs. AHCCCSA's authorized representative is also responsible for negotiating and acting in the best interest of all parties to obtain a reasonable settlement in joint cases and may compromise a settlement in order to maximize overall reimbursement, net of legal and other costs. For total plan cases involving only payments from the Contractor, the Contractor is responsible for performing all research, investigation and payment of lien-related costs.

The Contractor may retain up to 100% of its third-party collections if all of the following conditions exist:

a.  Total  collections  received  do  not  exceed   the   total  amount  of  the
    Contractor's financial liability for the member
b.  There  are  no  payments  made   by   AHCCCS  related  to   fee-for-service,
    reinsurance or administrative costs (i.e. lien filing, etc.)
c.  Such recovery is not prohibited by state or federal law

REPORTING: The Contractor may be required to report case level detail of third-party collections and cost avoidance. The Contractor shall notify
AHCCCSA's authorized representative within five working days of the identification of a third-party liability case with known reinsurance (often referred to as joint liability cases). The Contractor shall communicate any known change in health insurance information, including Medicare, to AHCCCS Administration, Division of Member Services, not later than 10 days from the date of discovery using the AHCCCS Third-Party Coverage Form found in the Bidder's Library.

Approximately every four months, AHCCCSA will provide the Contractor with a complete file of all third-party coverage information (other than Medicare) for the purpose of updating the Contractor's files. The Contractor shall notify AHCCCSA of any known changes in coverage within deadlines and in a format prescribed by AHCCCSA.

41.   MEDICARE SERVICES AND COST SHARING

AHCCCS has members enrolled who are eligible for both Medicare and AHCCCS services. These members are referred to as "dual eligibles" and include persons who are Qualified Medicare Beneficiaries (QMB) and non-QMB eligible persons. QMB eligible persons are entitled to all covered Medicaid services and, in addition, may receive the following Medicare services which are not covered by AHCCCS or differ in scope or limitation:
      Chiropractic services
      Inpatient and outpatient occupational therapy coverage
      Inpatient psychiatric services
      Psychological services
      Respite services
      Any services covered by or added to the Medicare program which are not covered by AHCCCS
For all dual eligible persons, the Contractor shall be responsible for providing all AHCCCS covered services and pay all Medicare coinsurance and deductibles for Medicare services which are covered by AHCCCS and provided on a fee-for-service basis within the Contractor's network. The Contractor's network is defined as any contracted provider, or provider used more than 12 times during the course of the contract year , even if no written contract exists. For QMB eligible persons, the Contractor shall be responsible for paying the Medicare coinsurance and deductibles for Medicare services not covered by AHCCCS (described above) which are provided by a Medicare provider on a fee-for-service basis, regardless of whether the service is provided in or out of the Contractor's network. Members shall not be required to pay any coinsurance or deductibles for Medicare services.

Based on an agreement between AHCCCS and HCFA, Medicare cost sharing requirements for Medicare services provided on a fee-for-service basis (FFS) and those services provided by a Medicare HMO are different. Please refer to the table below:


               CONTRACTOR LIABILITY FOR MEDICARE BENEFICIARIES

                   ----------------------------------------------------------
                      COST SHARING FOR MEMBERS WITH      COST SHARING FOR
                        FEE-FOR-SERVICE MEDICARE           MEMBERS WITH
                                                           MEDICARE HMO
                   ----------------------------------------------------------
                   Full amount  of     Full amount of      Medicare co-
                   the co-insurance    the  co-insurance   payments, deductibles
    CONTRACTOR     and deductibles     and deductibles     or premiums assessed
 RESPONSIBILITY:   for Medicare        for Medicare        by Medicare HMO for
                   services provided   services not        dual eligbles.
                   by a Medicare       covered by AHCCCS
                   provider on a FFS   and provided by a
                   basis in the        Medicare provider
                   Contractor's net-   on a FFS basis (in
                   work.               or out-of-network)

-----------------------------------------------------------------------------
QMB - DUALS
Persons   who  are
eligible       for        YES               YES                 NO
Medicaid,      who
meet  QMB   income
and       resource
requirements   and
who have  Medicare
Part  A  and  Part
B.   AHCCCS   pays
the     Part     B
premium.
-----------------------------------------------------------------------------
NON-QMBS
Persons   who  are
eligible       for        YES               NO                  NO
Medicaid,  who  do
not  meet  the QMB
income         and
resource
requirements   and
who have  Medicare
Part   A.   AHCCCS
pays  the  Part  B
premium         in
certain instances.
-----------------------------------------------------------------------------
MN/MI WITH
MEDICARE                  YES               NO                  NO
-----------------------------------------------------------------------------


The Contractor shall not deny payment of coinsurance and deductibles for Medicare services provided in network or Medicare-only services provided out-of-network if the reason for such denial is the failure of the provider to obtain prior authorization for payment of coinsurance and deductibles.

Since AHCCCSA is the payer of last resort, all Medicare covered services which are provided to dual eligibles who are not enrolled in a Medicare TEFRA Risk HMO shall be billed to Medicare or any other third party liability source.

If a dual eligible is enrolled with a Medicare TEFRA Risk HMO, Medicare will not reimburse the Contractor for Medicare covered services provided by the Contractor. Therefore, the Contractor shall refer the member to the Medicare TEFRA Risk HMO for all Medicare covered services and shall not be responsible for the payment of any Medicare copayments, deductibles or premiums assessed by the Medicare TEFRA Risk HMO. The Contractor shall be responsible for any AHCCCS covered services not provided by the Medicare TEFRA Risk HMO. As of July 1, 1996, persons who are eligible for Medicare and who can receive Medicare covered services through a Medicare HMO will generally not be approved or re-approved for the MN/MI program. The following individuals are not eligible to enroll in a Medicare HMO: (1) those who are taking immunosuppressant drugs following a transplant, (2) those who have end-stage renal disease, or (3) those who receive Medicare hospice services. Persons who are not enrolled with Medicare Part B or a Medicare HMO at the time of application or re-determination for MN/MI, may receive MN/MI benefits until they can enroll in Medicare Part B and/or a Medicare HMO.

42.   COPAYMENTS

The Contractor is responsible for the collection of copayments from members in accordance with AHCCCS Rule R9-22-711.

43.   RECORDS RETENTION

The Contractor shall maintain books and records relating to covered services and expenditures including reports to AHCCCSA and working papers used in the preparation of reports to AHCCCSA. The Contractor shall comply with all specifications for record keeping established by AHCCCSA. All books and records shall be maintained to the extent and in such detail as required by AHCCCS Rules and policies. Records shall include but not be limited to financial statements, records relating to the quality of care, medical records, prescription files and other records specified by AHCCCSA.

The Contractor agrees to make available at its office at all reasonable times during the term of this contract and the period set forth in paragraphs a. and
b. below any of its records for inspection, audit or reproduction by any authorized representative of AHCCCSA, State or federal government.

The Contractor shall preserve and make available all records for a period of five years from the date of final payment under this contract except as provided in paragraphs a. and b. below:

a. If this contract is completely or partially terminated, the records relating to the work terminated shall be preserved and made available for a period of five years from the date of any such termination.
b. Records which relate to grievances, disputes, litigation or the settlement of claims arising out of the performance of this contract, or costs and expenses of this contract to which exception has been taken by AHCCCSA, shall be retained by the Contractor for a period of five years after the date of final disposition or resolution thereof.

44.   MEDICAL RECORDS

The member's medical record is the property of the provider who generates the record. Each member is entitled to one copy of his or her medical record free of charge. The Contractor shall have written policies and procedures to maintain the confidentiality of all medical records. AHCCCSA shall be afforded access to all members' medical records whether electronic or paper within 20 working days of receipt of request. The Contractor is responsible for ensuring that a medical record is established when information is received about a member. If the PCP has not yet seen the member, such information may be kept temporarily in an appropriately labeled file, in lieu of actually establishing a medical record, but must be associated with the member's medical record as soon as one is established.

The Contractor shall have written policies and procedures for the maintenance of medical records so that those records are documented accurately and in a timely manner, are readily accessible, and permit prompt and systematic retrieval of information.

The Contractor shall have written standards for documentation on the medical record for legibility, accuracy and plan of care which comply with the AHCCCS MEDICAL POLICY MANUAL, a copy of which may be found in the Bidder's Library.

The Contractor shall have written plans for providing training and evaluating providers' compliance with the Contractor's medical records standards. Medical records shall be maintained in a detailed and comprehensive manner which conforms to good professional medical practice, permits effective professional medical review and medical audit processes, and which facilitates an adequate system for follow-up treatment. Medical records must be legible, signed and dated.

When a member changes PCPs, his or her medical records or copies of medical records must be forwarded to the new PCP within 10 working days from receipt of the request for transfer of the medical records.

AHCCCSA is not required to obtain written approval from a member before requesting the member's medical record from the PCP or any other agency. The Contractor may obtain a copy of a member's medical records without written approval of the member if the reason for such request is directly related to the administration of the AHCCCS program.

Information related to fraud and abuse may be released so long as protected HIV-related information is not disclosed. (ARS ss.36-664I)

45.   ADVANCES, DISTRIBUTIONS, LOANS AND INVESTMENTS

The Contractor shall not, without the prior approval of AHCCCSA, make any advances to a related party or subcontractor. The Contractor shall not, without similar prior approval, make any distribution, loan or loan guarantee to any entity, including another fund or line of business within its organization. All investments, other than investments in U.S. Government securities or Certificates of Deposit, also require AHCCCSA prior approval. (See the REPORTING GUIDE FOR ACUTE CARE CONTRACTORS for alternatives to the prior approval of individual investments.) All requests for prior approval are to be submitted to the Office of Managed Care.

46.   ACCUMULATED FUND DEFICIT

The Contractor and its owners shall fund any accumulated fund deficit through capital contributions in a form acceptable to AHCCCSA within 30 days after receipt by AHCCCSA of the final audited financial statements, or as otherwise requested by AHCCCSA. AHCCCSA may, at its option, impose enrollment caps in any or all GSA's as a result of an accumulated deficit, even if unaudited.

47.   DATA EXCHANGE REQUIREMENT

The Contractor is authorized to exchange data with AHCCCSA relating to the information requirements of this contract and as required to support the data elements to be provided AHCCCSA in the format specified in the AHCCCS TECHNICAL INTERFACE GUIDELINES which is available in the Bidder's Library. The information so recorded and submitted to AHCCCSA shall be in accordance with all procedures, policies, rules, or statutes in effect during the term of this contract. If any of these procedures, policies, rules, regulations or statutes are hereinafter changed both parties agree to conform to these changes following appropriate notification to both parties by AHCCCSA. The Contractor is responsible for any incorrect data, delayed submission or payment (to the Contractor or its subcontractors), and/or penalty applied due to any error, omission, deletion, or erroneous insert caused by Contractor-submitted data. Any data that does not meet the standards required by AHCCCSA shall not be accepted by AHCCCSA.

The Contractor is responsible for identifying any inconsistencies immediately upon receipt of data from AHCCCSA. If any unreported inconsistencies are subsequently discovered, the Contractor shall be responsible for the necessary adjustments to correct its records at its own expense.

The Contractor shall accept from AHCCCSA original evidence of eligibility and enrollment in a form appropriate for electronic data exchange. Upon request by AHCCCSA, the Contractor shall provide to AHCCCSA updated date-sensitive PCP assignments in a form appropriate for electronic data exchange.

The Contractor shall be provided with a Contractor-specific security code for use in all data transmissions made in accordance with contract requirements. Each data transmission by the Contractor shall include the Contractor's security code. The Contractor agrees that by use of its security code, it certifies that any data transmitted is accurate and truthful, to the best of the Contractor's knowledge. The Contractor further agrees to indemnify and hold harmless the State of Arizona and AHCCCSA from any and all claims or liabilities, including but not limited to consequential damages, reimbursements or erroneous billings and reimbursements of attorney fees incurred as a consequence of any error, omission, deletion or erroneous insert caused by the Contractor in the submitted input data. Neither the State of Arizona nor AHCCCSA shall be responsible for any incorrect or delayed payment to the Contractor's AHCCCS services providers (subcontractors) resulting from such error, omission, deletion, or erroneous input data caused by the Contractor in the submission of AHCCCS claims.

The publication AHCCCS CONTRACTED HEALTH PLAN TECHNICAL INTERFACE GUIDELINES describes the specific technical and procedural requirements for interfaces between AHCCCS and the Contractor and its subcontractors. The Contractor is responsible for complying with all technical requirements as stated in this manual as well as any subsequent changes to the manual. A copy may be found in the Bidder's Library.

The costs of software changes are included in administrative costs paid to the Contractor. There is no separate payment for software changes. A PMMIS systems contact will be assigned after contract award. AHCCCSA will work with the health plans as they evaluate Electronic Data Interchange options.

ELECTRONIC DATA INTERCHANGE (EDI): In addition to the requirements outlined in Section D, Paragraph 34, Claims Payment System, the Contractor will be required to comply with all EDI standards which result from the Kennedy-Kassebaum legislation. This law requires the Department of Health and Human Services to provide national electronic submission standards for health care data and may include compliance with National Provider Identifier requirements. The Secretary has 18 months to develop these standards. As the standards are finalized, AHCCCSA will phase in the implementation. Electronic standards which may be implemented include, but are not limited to, encounters, enrollment and capitation payments.

48.   ENCOUNTER DATA REPORTING

The accurate and timely reporting of encounter data is crucial to the success of the AHCCCS program. AHCCCSA uses encounter data to pay reinsurance benefits, set fee-for-service and capitation rates, determine disproportionate share payments to hospitals, and to determine compliance with performance measures. The Contractor shall submit encounter data to AHCCCSA for all covered services for which the Contractor incurred a financial liability, including services provided during prior period coverage. This requirement is a condition of the HCFA grant award.

Encounter data must be provided to AHCCCSA by electronic media and must be submitted in the PMMIS AHCCCSA-supplied formats. Formatting and specific requirements for encounter data are described in the AHCCCS ENCOUNTER REPORTING USER MANUAL and the AHCCCS TECHNICAL INTERFACE GUIDELINES, copies of which may be found in the Bidder's Library. The ENCOUNTER SUBMISSION REQUIREMENTS are included herein as Attachment I.

49.   MONTHLY ROSTER RECONCILIATION

AHCCCSA produces daily roster updates identifying new members and changes to members' demographic, eligibility and enrollment data which the Contractor shall use to update its member records. The daily roster which is run prior to the monthly roster is referred to as the "last daily" and will contain all rate code changes made for the prospective month, as well as any new enrollments and disenrollments.

The monthly roster is generally produced two days before the end of every month. The roster will identify the total active population for the Contractor as of the first day of the next month. This roster contains the information used by AHCCCSA to produce the monthly capitation payment for the next month. The Contractor will reconcile their member files with the AHCCCS monthly roster. After reconciling the monthly roster information, the Contractor resumes posting daily roster updates beginning with the last two days of the month. The last two daily rosters are different from the regular daily rosters in that they pay and/or recoup capitation into the next month.

Refer to the AHCCCS CONTRACTED HEALTH PLAN TECHNICAL INTERFACE GUIDELINES available in the Bidder's Library for additional information.

50.   TERM OF CONTRACT AND OPTION TO RENEW

The term of this contract shall be 10/1/97 through 9/30/98. In addition, AHCCCSA reserves the sole option to extend the term of the contract, not to exceed a total contracting period of five years. The terms and conditions of any such contract extension shall remain the same as the original contract, as amended. Any contract extension, however, shall not affect the maximum contracting period of five years. All contract extensions shall be through contract amendment. If, in conjunction with a contract extension, AHCCCSA elects to increase the capitation rate for any rate code category, such increase will not exceed the inflation rate recognized by the Arizona Legislature.

If the Contractor has been awarded a contract in more than one GSA, each such contract will be considered separately renewable. AHCCCSA may renew the Contractor's contract in one GSA but not in another. In addition, if the Contractor has had significant problems of non-compliance in one GSA, it may result in the capping of the Contractor's enrollment in another. Further, AHCCCSA may require a contractor to renew all GSA's, or may terminate remaining GSA's if the Contractor does not agree to renew all GSA's.

When AHCCCSA issues an amendment to extend the contract, the provisions of such extension will be deemed to have been accepted 60 days after the date of mailing by AHCCCSA, even if the extension amendment has not been signed by the Contractor, unless within that time the Contractor notifies AHCCCSA in writing that it refuses to sign the extension amendment. If the Contractor provides such notification, AHCCCSA will initiate contract termination proceedings.

CONTRACTOR'S NOTICE OF INTENT NOT TO RENEW - If the Contractor chooses not to renew this contract, the Contractor may be liable for certain costs associated with the transition of its members to a different health plan. If the Contractor provides AHCCCSA written notice of its intent not to renew this contract at least 120 days before its expiration, this liability for transition costs may be waived by AHCCCSA.

51.   SUBCONTRACTS

The Contractor shall be legally responsible for contract performance whether or not subcontracts are used. No subcontract shall operate to terminate the legal responsibility of the Contractor to assure that all activities carried out by the subcontractor conform to the provisions of this contract. Subject to such conditions, any function required to be provided by the Contractor pursuant to this contract may be subcontracted to a qualified person or organization. All such subcontracts must be in writing. See policy on claims processing by subcontracted providers in the Bidder's Library.

All subcontracts entered into by the Contractor are subject to prior review and approval by AHCCCSA, Contracts and Purchasing, and shall incorporate by reference the terms and conditions of this contract. The following subcontracts shall be submitted to AHCCCSA Contracting Office for prior approval at least 30 days prior to the beginning date of the subcontract:

a.  Automated data processing
b.  Third-party administrators
c.  Management  Services  (See also  Section  D,  Paragraphs  53 & 54)
d.  Model subcontracts
e. Capitated or other risk subcontracts requiring claims processing by the subcontractor must be submitted to AHCCCSA, Office of Managed Care.

See also Section D, Paragraph 35, Hospital Reimbursement, regarding required submission of hospital subcontracts.

The Contractor shall maintain a fully executed original of all subcontracts which shall be accessible to AHCCCSA within two working days of request by AHCCCSA. A subcontract is voidable and subject to immediate cancellation by AHCCCSA in the event any subcontract pertinent to "a" through "e" above is implemented without the prior written approval of AHCCCSA. All subcontracts shall comply with the applicable provisions of federal and State laws, regulations and policies.

The Contractor shall not include covenant-not-to-compete requirements in its provider agreements. Specifically, the Contractor shall not contract with a provider and require that the provider not provide services for any other AHCCCS contractor.

The Contractor must enter into a written agreement with any provider the Contractor reasonably anticipates will be providing services on its behalf more than 25 times during the contract year. Exceptions to this requirement include the following:

a. If a provider who provides services more than 25 times during the contract year refuses to enter into a written agreement with the Contractor, the Contractor shall submit documentation of such refusal to AHCCCS Office of Managed Care within seven days of its final attempt to gain such agreement.
b. If a provider performs emergency services such as an emergency room physician or an ambulance company, a written agreement is not required.

These and any other exceptions to this requirement must be approved by AHCCCS Office of Managed Care. Each subcontract must contain verbatim all the provisions of Attachment A, Minimum Subcontract Provisions. In addition, each subcontract must contain the following:

a. Full disclosure of the method and amount of compensation or other consideration to be received by the subcontractor.
b.  Identification of the name and address of the subcontractor.
c. Identification of the population, to include patient capacity, to be covered by the subcontractor.
d. The amount, duration and scope of medical services to be provided, and for which compensation will be paid.
e. The term of the subcontract including beginning and ending dates, methods of extension, termination and re-negotiation.
f. The specific duties of the subcontractor relating to coordination of benefits and determination of third-party liability.
g. A provision that the subcontractor agrees to identify Medicare and other third-party liability coverage and to seek such Medicare or third-party liability payment before submitting claims to the Contractor/ Contractor.
h. A description of the subcontractor's patient, medical and cost record keeping system.
i. Specification that the subcontractor shall cooperate with quality assurance programs and comply with the utilization control and review procedures specified in 42 C.F.R. Part 456, as implemented by AHCCCSA.
j. A provision stating that a merger, reorganization or change in ownership of a subcontractor that is related to or affiliated with the Contractor shall require a contract amendment and prior approval of AHCCCSA.
k.  Procedures for enrollment or  re-enrollment of the covered  population.
l. A provision that the subcontractor shall be fully responsible for all tax obligations, Worker's Compensation Insurance, and all other applicable insurance coverage obligations which arise under this subcontract, for itself and its employees, and that AHCCCSA shall have no responsibility or liability for any such taxes or insurance coverage.
m. A provision that the subcontractor must obtain any necessary authorization from the Contractor or AHCCCSA for services provided to eligible and/or enrolled members.
n. A provision that the subcontractor must comply with encounter reporting and claims submission requirements as described in the subcontract.

52.   SPECIALTY CONTRACTS

AHCCCSA may at any time negotiate or contract on behalf of the Contractor and AHCCCSA for specialized hospital and medical services. AHCCCSA will consider existing Contractor resources in the development and execution of specialty contracts. AHCCCSA may require the Contractor to modify its delivery network to accommodate the provisions of specialty contracts. Specialty contracts shall take precedence over and supersede existing and future subcontracts for services that are subject to specialty contracts. AHCCCSA may consider waiving this requirement in particular situations if such action is determined to be in the best interest of the State; however, in no case shall reimbursement for transplant surgery exceed that payable under the relevant AHCCCSA specialty contract.

During the term of specialty contracts, AHCCCSA may act as an intermediary between the Contractor and specialty contractors to enhance the cost effectiveness of service delivery. AHCCCSA reserves the right to make direct payments to specialty contractors on behalf of the Contractor. Adjudication of claims related to such payments provided under specialty contracts shall remain the responsibility of the Contractor. AHCCCSA may provide technical assistance prior to the implementation of any specialty contracts.

AHCCCSA shall provide at least 60 days advance written notice to the Contractor prior to the implementation of any specialty contract.

53.   MANAGEMENT SERVICES SUBCONTRACTORS

All proposed management services subcontracts and/or corporate cost allocation plans must be approved in advance by AHCCCSA Contracting Office as described in Section D, Paragraph 51, Subcontracts. Cost allocation plans must be submitted with the proposed management fee agreement. AHCCCSA reserves the right to perform a thorough review of actual management fees charged and/or corporate allocations made. If the fees or allocations actually paid out are determined to be unjustified or excessive, amounts may be subject to repayment to the Contractor, the Contractor may be placed on monthly financial reporting, and/or financial sanctions may be imposed.

54.   MANAGEMENT SERVICES SUBCONTRACTOR AUDITS

All management services subcontractors that have oversight responsibilities for the Contractor's program operations (such as third-party administrators) are required to have an annual financial audit. A copy of this audit shall be submitted to AHCCCSA, Office of Managed Care, within 120 days of the subcontractor's fiscal year end. If services billed by a consultant or actuary are less than $50,000, AHCCCSA will waive the requirement for an audit of that consultant or actuary.

55.   MINIMUM CAPITALIZATION REQUIREMENTS

In order to be considered for contract award, the Offeror must meet a minimum capitalization requirement for each GSA bid. The capitalization requirement for both new and continuing offerors must be met within 15 days after contract award. Minimum capitalization requirements by GSA are as follows:


             ---------------------------------------------

             GEOGRAPHIC SERVICE          CAPITALIZATION
             AREA                          REQUIREMENT

             1.  Yuma                      $ 1,400,000
             2.  Mohave, La Paz              1,150,000
             3.  Yavapai, Coconino           1,250,000
             4.  Pinal, Gila                 1,450,000
             5.  Pima                        1,250,000
             6.  Maricopa                    2,500,000
             7.  Graham, Greenlee              350,000
             8.  Apache, Navajo                650,000
             9.  Cochise, Santa Cruz         1,450,000


             ---------------------------------------------

NEW OFFERORS: To be considered for a contract award in a given GSA or group of GSAs, a new offeror must meet the minimum capitalization requirements listed above. The capitalization requirement is subject to a $5,000,000 ceiling regardless of the number of GSAs awarded. This requirement is in addition to the Performance Bond requirements defined in Paragraphs 56 and 57 below and must be met with cash with no encumbrances, such as a loan subject to repayment. The capitalization requirements may be applied toward meeting the equity per member requirement (see Section D, Paragraph 58, Financial Viability Criteria) and is intended for use in operations of the Contractor.

CONTINUING OFFERORS: Continuing offerors that are bidding a county or GSA that they are currently servicing must meet the equity per member standard (see Section D, Paragraph 58, Financial Viability Criteria) for their current membership. Continuing offerors that do not meet the equity standard must fund through capital contribution the necessary amount to meet this requirement. Continuing offerors that are bidding a new GSA must provide the additional capitalization for the new GSA they are bidding. (See the table of requirements by GSA above). Continuing offerors will not be required to provide additional capitalization if they currently meet the equity per member standard with their existing membership and their excess equity is sufficient to cover the proposed additional members, or they have at least $5,000,000 in equity.

56.  PERFORMANCE BOND OR BOND SUBSTITUTE

The Contractor shall be required to provide a performance bond of standard commercial scope issued by a surety company doing business in this State, an irrevocable letter of credit, or a cash deposit ("Performance Bond") to AHCCCSA for as long as the Contractor has AHCCCS-related liabilities of $50,000 or more outstanding, or 15 months following the effective date of this contract, whichever is later, to guarantee: (1) payment of the Contractor's obligations to providers, non-contracting providers, and non-providers; and (2) performance by the Contractor of its obligations under this contract. The Performance Bond shall be in a form acceptable to AHCCCSA as described in PERFORMANCE BOND GUIDELINES - OFFICE OF MANAGED CARE.

In the event of a default by the Contractor, AHCCCSA shall, in addition to any other remedies it may have under this contract, obtain payment under the Performance Bond or substitute security for the purposes of the following:
a. Paying any damages sustained by providers, non-contracting providers and nonproviders by reason of a breach of the Contractor's obligations under this contract,
b. Reimbursing AHCCCSA for any payments made by AHCCCSA on behalf of the Contractor, and
c. Reimbursing AHCCCSA for any extraordinary administrative expenses incurred by reason of a breach of the Contractor's obligations under this contract, including, but not limited to, expenses incurred after termination of this contract for reasons other than the convenience of the State by AHCCCSA.

In the event AHCCCSA agrees to accept substitute security in lieu of the Performance Bond, irrevocable letter of credit or cash deposit, the Contractor agrees to execute any and all documents and perform any and all acts necessary to secure and enforce AHCCCSA's security interest in such substitute security including, but not limited to, security agreements and necessary UCC filings pursuant to the Arizona Uniform Commercial Code. In the event such substitute security is agreed to and accepted by AHCCCSA, the Contractor acknowledges that it has granted AHCCCSA a security interest in such substitute security to secure performance of its obligations under this contract. The Contractor is solely responsible for establishing the credit-worthiness of all forms of substitute security. AHCCCSA may, after written notice to the Contractor, withdraw its permission for substitute security, in which case the Contractor shall provide AHCCCSA with a form of security described above.

57.   AMOUNT OF PERFORMANCE BOND

The initial amount of the Performance Bond shall be equal to 110% of the total capitation payment expected to be paid in the month of October, 1997, or as determined by AHCCCSA. The total capitation amount shall include SOBRA supplemental payments. This requirement must be satisfied by the Contractor not later than 15 days after notification by AHCCCSA of the amount required. Thereafter, AHCCCSA shall evaluate the enrollment statistics of the Contractor on a monthly basis. If there is an increase in capitation payment that exceeds 10% of the performance bond amount, AHCCCSA may require an increase in the amount of the Performance Bond. The Contractor shall have 15 days following notification by AHCCCSA to increase the amount of the Performance Bond. The Performance Bond amount that must be maintained after the contract term shall be sufficient to cover all outstanding liabilities and will be determined by AHCCCSA.

58.   FINANCIAL VIABILITY CRITERIA/ PERFORMANCE MEASURES

AHCCCSA has established the following financial viability criteria/ performance goals:

CURRENT                 RATIO  Current  assets  divided by current  liabilities.
                        "Current assets" includes any long-term investments that can be converted to cash within 24 hours without significant penalty (i.e., greater than 20%).
                        STANDARD: AT LEAST 1.00

EQUITY PER MEMBER       Equity  divided  by  the  number  of   non-SOBRA  Family
                        Planning  Extension  Services  members  enrolled  at the
                        end of the period.
                        STANDARD: AT LEAST $150
                        (Failure  to  meet   this  standard  may  result  in  an
                        enrollment  cap  being imposed  in any or all contracted
                        GSA's.)
                        NOTE:  EQUITY  MUST BE  UNENCUMBERED  WITH  NO  LIENS OR
                        OBLIGATIONS AGAINST IT.

MEDICAL EXPENSE RATIO   Total medical expenses  divided  by  total  capitation +
                        SOBRA + TPL + reinsurance
                        STANDARD:  85-90%

ADMINISTRATIVE COST     Total administrative expenses (excluding  income taxes),
PERCENTAGE              divided  by total capitation + SOBRA + TPL + reinsurance
                        STANDARD: NO MORE THAN 10%

RECEIVED BUT UNPAID     Received but unpaid claims divided  by the average daily
CLAIMS                  medical expenses for the  period, net of  sub-capitation
(DAYS OUTSTANDING)      expense
                        STANDARD: NO MORE THAN 45 DAYS

59.   MERGER, REORGANIZATION AND CHANGE OF OWNERSHIP

A proposed merger, reorganization or change in ownership of the Contractor health plan shall require prior approval of AHCCCSA and a subsequent contract amendment. The Contractor must submit a detailed merger, reorganization and/or transition plan to AHCCCSA Contracting Office for AHCCCSA review. The purpose of the plan review is to ensure uninterrupted services to members, evaluate the new entity's ability to support the provider network, ensure that services to members are not diminished and that major components of the organization and AHCCCS programs are not adversely affected by such merger, reorganization or change in ownership.

60.   SANCTIONS

AHCCCSA may suspend, deny, refuse to renew, or terminate this contract or any related subcontracts in accordance with AHCCCS Rule R9-22-405 and the terms of this contract and applicable law and regulations. AHCCCSA may, in addition to these remedies, impose monetary sanctions if the Contractor violates any provision stated in law or this contract in accordance with AHCCCS Rule R9-22-406 and the provisions of this contract, applicable law and regulations. Written notice will be provided to the Contractor specifying the sanction to be imposed, the grounds for such sanction and either the length of suspension or the amount of capitation prepayment to be withheld. The Contractor may appeal the decision to impose a sanction in accordance with AHCCCS Rule R9-22-804.

In addition to the above remedies, AHCCCSA may, at its option, impose partial or full enrollment caps on the Contractor. Among the contract violations that may result in an enrollment cap are, but are not limited to, the following:

   a.   Marketing violations
   b.   Failure  to  meet  AHCCCS  financial   viability  standards
   c.   Material deficiency  in the  Contractor's  provider  network
   d.   Quality  of care and quality management issues

CURE NOTICE PROCESS - Prior to the imposition of a sanction for non-compliance, AHCCCSA may provide a written cure notice to the Contractor regarding the details of the non-compliance. The cure notice will specify the period of time during which the Contractor must bring its performance back into compliance with contract requirements. If, at the end of the specified time period, the Contractor has complied with the cure notice requirements, AHCCCSA will take no further action. If, however, the Contractor has not complied with the cure notice requirements, AHCCCSA will proceed with the imposition of sanctions.

61.    AUTO-ASSIGNMENT ALGORITHM

Members who do not have the right to choose a contractor or members who have the right to choose but do not exercise this right, are assigned to contractors through an auto-assignment algorithm. The algorithm is a mathematical formula used to distribute members to the various contractors in a manner that is predictable and consistent with AHCCCSA goals. The algorithm favors those contractors with lower capitation rates. For further details on the AHCCCS Auto-Assignment Algorithm, refer to Attachment G. AHCCCSA may change the algorithm at any time during the term of the contract and frequently does so in response to contractor-specific issues of non-compliance (e.g. imposition of an enrollment cap). The Contractor should consider this in preparing its response to this RFP. AHCCCSA is not obligated to adjust for any financial impacts this may have on the Contractor.

62.   GRIEVANCE PROCESS AND STANDARDS

The Contractor shall have in place a written grievance policy for members and providers which defines their rights regarding any adverse action by the Contractor. This written policy shall be in accordance with applicable federal and State law and AHCCCS Rules and policy including, but not limited to, AHCCCS Rules R9-22-512; R9-22-518(A); R9-22-802; and R9-22-804. The grievance process may not be delegated or subcontracted outside of the health plan. Refer to Attachment H for a complete description of grievance process requirements.

63.   QUARTERLY GRIEVANCE REPORT

The Contractor shall submit a Quarterly Grievance Report to AHCCCSA, Office of Grievance and Appeals, using the Quarterly Grievance Report Format on file in the Bidder's Library. The Quarterly Grievance Report must be received by the AHCCCSA, Office of Grievance and Appeals, no later than 45 days from the end of the quarter.

64.   PENDING LEGISLATIVE ISSUES

In addition to the requirements described in this RFP, there are several legislative issues that could have an impact on services provided by the Contractor on or after October 1, 1997. The following is a brief description of the issues that AHCCCS is aware of at the time of the issuance of this RFP:

ELIGIBILITY BASED ON 100% OF THE FEDERAL POVERTY LEVEL (FPL): Through a successful initiative effort, eligibility for AHCCCS has been expanded to allow persons with income up to 100% of the FPL to become eligible for the Medicaid program. Legislative action will be required to implement this new eligibility guideline and HCFA must approve the expansion. If HCFA approval is granted, there will be a significant number of new persons who will be eligible for the program and enrolled with the health plans at some future date.

MANDATORY 48 HOUR MATERNITY STAY: Effective January 1, 1998, a new federal law requires all group health insurers to allow women and their newborns to receive 48 hours of inpatient hospital care after a normal vaginal delivery and up to 96 hours of inpatient care after a cesarean delivery. The attending health care provider, in consultation with the mother, may discharge the mother or newborn prior to the minimum length of stay. HCFA has advised that the mandatory stay provisions will apply to Medicaid. In preparing their capitation rate proposals, offerors must assume any additional costs associated with this new requirement. AHCCCSA will not compensate for additional costs effective January 1, 1998.

PREMIUM SHARING: The Arizona legislature passed legislation (Chapter 368, Laws of 1996) which authorizes a 6-member legislative committee to make recommendations for a three-year premium sharing demonstration program for persons whose income does not exceed 300% of FPL. If enacted, the premium sharing program would add additional people to the AHCCCS program. The program is scheduled to begin October 1, 1997 but will be repealed if the legislature does not implement a program by December 31, 1997.

WELFARE REFORM: The Personal Responsibility and Work Opportunity Act of 1996 replaces the AFDC entitlement program with Temporary Assistance to Needy Families block grants to the states. In addition, states were given an option to provide full Medicaid services or only emergency services to several groups of legal immigrants who were in the United States on or before August 22, 1996. The legislature will be considering the various options and making decisions about the level of service to legal immigrants. Depending on the outcome of legislative deliberations, there may be changes to AHCCCS eligibility.

GRADUATE MEDICAL EDUCATION (GME): The legislature may be making changes to the funding formula for GME. Currently, GME is funded as an add-on to the AHCCCS tiered per diem inpatient hospital rates. There is legislation to remove the GME component from the hospital rates and establish a separate GME fund. For purposes of your response to the RFP, please assume that GME will not be included in the AHCCCS tiered per diem rates .



                              [END OF SECTION D]

                           SECTION E: CONTRACT CLAUSES
                                Table of Contents

1.   Applicable  Law........................................................53
2.   Authority..............................................................53
3.   Order of Precedence....................................................53
4.   Contract Interpretation and Amendment..................................53
5.   Severability...........................................................53
6.   Relationship of Parties................................................54
7.   Assignment and Delegation..............................................54
8.   General Indemnification................................................54
9.   Indemnification -- Patent and Copyright................................54
10.  Compliance with Applicable  Laws, Rules and Regulations................54
11.  Advertising and Promotion of Contract..................................54
12.  Property of the State..................................................54
13.  Third Party Antitrust Violations.......................................55
14.  Right to Assurance.....................................................55
15.  Termination for Conflict of Interest...................................55
16.  Gratuities.............................................................55
17.  Suspension or Debarment................................................55
18.  Termination for Convenience............................................55
19.  Termination for Default................................................56
20.  Termination - Availability of Funds....................................56
21.  Right of Offset........................................................56
22.  Non-Exclusive Remedies.................................................56
23.  Non-Discrimination.....................................................56
24.  Effective Date.........................................................56
25.  Insurance..............................................................57
26.  Disputes...............................................................57
27.  Right to Inspect Plant or Place of Business............................58
28.  Incorporation by Reference.............................................58
29.  Covenant against Contingent Fees.......................................58
30.  Changes................................................................58
31.  Type of Contract.......................................................58
32.  Americans with Disabilities Act........................................58
33.  Warranty of Services...................................................58
34.  No Guaranteed Quantities...............................................59
35.  Conflict of Interest...................................................59
36.  Disclosure of Confidential Information.................................59
37.  Cooperation with Other Contractors.....................................59
38.  Assignment of Contract and Bankruptcy..................................59
39.  Ownership of Information and Data......................................59
40.  AHCCCSA Right to Operate Contractor....................................60
41.  Audits and Inspections.................................................60
42.  Fraud and Abuse........................................................60
43.  Lobbying...............................................................61

                         SECTION E:   CONTRACT CLAUSES


1.    APPLICABLE  LAW

Arizona Law - The law of Arizona applies to this contract including, where applicable, the Uniform Commercial Code, as adopted in the State of Arizona.

Implied Contract Terms - Each provision of law and any terms required by law to be in this contract are a part of this contract as if fully stated in it.

2.    AUTHORITY

This contract is issued under the authority of the Contracting Officer who signed this contract. Changes to the contract, including the addition of work or materials, the revision of payment terms, or the substitution of work or materials, directed by an unauthorized state employee or made unilaterally by the Contractor are violations of the contract and of applicable law. Such changes, including unauthorized written contract amendments, shall be void and without effect, and the Contractor shall not be entitled to any claim under this contract based on those changes.

3. ORDER OF PRECEDENCE

The parties to this contract shall be bound by all terms and conditions contained herein. For interpreting such terms and conditions the following sources shall have precedence in descending order: The Constitution and laws of the United States and applicable federal regulations; the terms of the HCFA 1115 waiver for the State of Arizona; the Constitution and laws of Arizona, and applicable State rules; the terms of this contract, including all attachments and executed amendments and modifications; AHCCCSA policies and procedures.

4.    CONTRACT INTERPRETATION AND AMENDMENT

NO PAROL EVIDENCE - This contract is intended by the parties as a final and complete expression of their agreement. No course of prior dealings between the parties and no usage of the trade shall supplement or explain any term used in this contract.

NO WAIVER - Either party's failure to insist on strict performance of any term or condition of the contract shall not be deemed a waiver of that term or condition even if the party accepting or acquiescing in the non-conforming performance knows of the nature of the performance and fails to object to it.

WRITTEN CONTRACT AMENDMENTS - The contract shall be modified only through a written contract amendment within the scope of the contract signed by the procurement officer on behalf of the State.

5.    SEVERABILITY

The provisions of this contract are severable to the extent that any provision or application held to be invalid shall not affect any other provision or application of the contract which may remain in effect without the invalid provision or application.

6.    RELATIONSHIP OF PARTIES

The Contractor under this contract is an independent contractor. Neither party to this contract shall be deemed to be the employee or agent of the other party to the contract.

7.    ASSIGNMENT AND DELEGATION

The Contractor shall not assign any right nor delegate any duty under this contract without prior written approval of the Contracting Officer, who will not unreasonably withhold such approval.

8.    GENERAL INDEMNIFICATION

The Contractor shall defend, indemnify and hold harmless the State from any claim, demand, suit, liability, judgment and expense (including attorney's fees and other costs of litigation) arising out of or relating to injury, disease, or death of persons or damage to or loss of property resulting from or in connection with the negligent performance of this contract by the Contractor, its agents, employees, and subcontractors or anyone for whom the Contractor may be responsible. The obligations, indemnities and liabilities assumed by the Contractor under this paragraph shall not extend to any liability caused by the negligence of the State or its employees. The Contractor's liability shall not be limited by any provisions or limits of insurance set forth in this contract. The State shall reasonably notify the Contractor of any claim for which it may be liable under this paragraph.

9.    INDEMNIFICATION -- PATENT AND COPYRIGHT

The Contractor shall defend, indemnify and hold harmless the State against any liability including costs and expenses for infringement of any patent, trademark or copyright arising out of contract performance or use by the State of materials furnished or work performed under this contract. The State shall reasonably notify the Contractor of any claim for which it may be liable under this paragraph.

10.   COMPLIANCE WITH APPLICABLE  LAWS, RULES AND REGULATIONS

The materials and services supplied under this contract shall comply with all applicable federal, state and local laws, and the Contractor shall maintain all applicable licenses and permits.

11.   ADVERTISING AND PROMOTION OF CONTRACT

The Contractor shall not advertise or publish information for commercial benefit concerning this contract without the prior written approval of the Contracting Officer.

12.   PROPERTY OF THE STATE

Any materials, including reports, computer programs and other deliverables, created under this contract are the sole property of AHCCCSA. The Contractor is not entitled to a patent or copyright on those materials and may not transfer the patent or copyright to anyone else. The Contractor shall not use or release these materials without the prior written consent of AHCCCSA.

13.   THIRD PARTY ANTITRUST VIOLATIONS

The Contractor assigns to the State any claim for overcharges resulting from antitrust violations to the extent that those violations concern materials or services supplied by third parties to the Contractor toward fulfillment of this contract.

14.   RIGHT TO ASSURANCE

If AHCCCSA, in good faith, has reason to believe that the Contractor does not intend to perform or continue performing this contract, the procurement officer may demand in writing that the Contractor give a written assurance of intent to perform. The demand shall be sent to the Contractor by certified mail, return receipt required. Failure by the Contractor to provide written assurance within the number of days specified in the demand may, at the State's option, be the basis for terminating the contract.

15.   TERMINATION FOR CONFLICT OF INTEREST

AHCCCSA may cancel this contract without penalty or further obligation if any person significantly involved in initiating, negotiating, securing, drafting or creating the contract on behalf of AHCCCSA is, or becomes at any time while the contract or any extension of the contract is in effect, an employee of, or a consultant to, any other party to this contract with respect to the subject matter of the contract. The cancellation shall be effective when the Contractor receives written notice of the cancellation unless the notice specifies a later time.

16.   GRATUITIES

AHCCCSA may, by written notice to the Contractor, immediately terminate this contract if it determines that employment or a gratuity was offered or made by the Contractor or a representative of the Contractor to any officer or employee of the State for the purpose of influencing the outcome of the procurement or securing the contract, an amendment to the contract, or favorable treatment concerning the contract, including the making of any determination or decision about contract performance. AHCCCSA, in addition to any other rights or remedies, shall be entitled to recover exemplary damages in the amount of three times the value of the gratuity offered by the Contractor.

17.   SUSPENSION OR DEBARMENT

AHCCCSA may, by written notice to the Contractor, immediately terminate this contract if it determines that the Contractor has been debarred, suspended or otherwise lawfully prohibited from participating in any public procurement activity.

18.   TERMINATION FOR CONVENIENCE

AHCCCSA reserves the right to terminate the contract in whole or in part at any time for the convenience of the State without penalty or recourse. The Contracting Officer shall give written notice by certified mail, return receipt requested, to the Contractor of the termination at least 90 days before the effective date of the termination. In the event of termination under this paragraph, all documents, data and reports prepared by the Contractor under the contract shall become the property of and be delivered to AHCCCSA. The Contractor shall be entitled to receive just and equitable compensation for work in progress, work completed and materials accepted before the effective date of the termination. 19. TERMINATION FOR DEFAULT

AHCCCSA reserves the right to terminate this contract in whole or in part due to the failure of the Contractor to comply with any term or condition of the contract or failure to take corrective action as required by AHCCCSA to comply with the terms of the contract. If the Contractor is providing services under more than one contract with AHCCCSA, AHCCCSA may deem unsatisfactory performance under one contract to be cause to require the Contractor to provide assurance of performance under any and all other contracts. In such situations, AHCCCSA reserves the right to seek remedies under both actual and anticipatory breaches of contract if adequate assurance of performance is not received. The Contracting Officer shall mail written notice of the termination and the reason(s) for it to the Contractor by certified mail, return receipt requested.

Upon termination under this paragraph, all documents, data, and reports prepared by the Contractor under the contract shall become the property of and be delivered to AHCCCSA on demand.

AHCCCSA may, upon termination of this contract, procure, on terms and in the manner that it deems appropriate, materials or services to replace those under this contract. The Contractor shall be liable for any excess costs incurred by AHCCCSA in re-procuring the materials or services.

20.   TERMINATION - AVAILABILITY OF FUNDS

Funds are not presently available for performance under this contract beyond the current fiscal year. No legal liability on the part of AHCCCSA for any payment may arise under this contract until funds are made available for performance of this contract.

21.   RIGHT OF OFFSET

AHCCCSA shall be entitled to offset against any amounts due the Contractor any expenses or costs incurred by AHCCCSA concerning the Contractor's non-conforming performance or failure to perform the contract.

22.   NON-EXCLUSIVE REMEDIES

The rights and the remedies of AHCCCSA under this contract are not exclusive.

23.   NON-DISCRIMINATION

The Contractor shall comply with State Executive Order No. 75-5, which mandates that all persons, regardless of race, color, religion, sex, national origin or political affiliation, shall have equal access to employment opportunities, and all other applicable federal and state laws, rules and regulations, including the Americans with Disabilities Act. The Contractor shall take positive action to ensure that applicants for employment, employees, and persons to whom it provides service are not discriminated against due to race, creed, color, religion, sex, national origin or disability.

24.   EFFECTIVE DATE

The effective date of this contract shall be the date that the Contracting Officer signs the award page (page 1) of this contract.

25.   INSURANCE

A certificate of insurance naming the State of Arizona and AHCCCSA as the "additional insured" must be submitted to AHCCCSA within 10 days of notification of contract award and prior to commencement of any services under this contract. This insurance shall be provided by carriers rated as "A+" or higher by the A.M. Best Rating Service. The following types and levels of insurance coverage are required for this contract:

a. Commercial General Liability: Provides coverage of at least $1,000,000 for each occurrence for bodily injury and property damage to others as a result of accidents on the premises of or as the result of operations of the Contractor.

b. Commercial Automobile Liability: Provides coverage of at least $1,000,000 for each occurrence for bodily injury and property damage to others resulting from accidents caused by vehicles operated by the Contractor.

c. Workers Compensation: Provides coverage to employees of the Contractor for injuries sustained in the course of their employment. Coverage must meet the obligations imposed by federal and state statutes and must also include Employer's Liability minimum coverage of $100,000. Evidence of qualified self-insured status will also be considered.

d. Professional Liability (if applicable): Provides coverage for alleged professional misconduct or lack of ordinary skills in the performance of a professional act of service. THE ABOVE COVERAGES MAY BE EVIDENCED BY EITHER ONE OF THE FOLLOWING:

a. The State of Arizona Certificate of Insurance: This is a form with the special conditions required by the contract already pre-printed on the form. The Contractor's agent or broker must fill in the pertinent policy information and ensure the required special conditions are included in the Contractor's policy.

b. The Acord form: This standard insurance industry certificate of insurance does not contain the pre-printed special conditions required by this contract. These conditions must be entered on the certificate by the agent or broker and read as follows:

    The State of Arizona and Arizona Health Care Cost Containment System are hereby added as additional insureds. Coverages afforded under this Certificate shall be primary and any insurance carried by the State or any of its agencies, boards, departments or commissions shall be in excess of that provided by the insured Contractor. No policy shall expire, be canceled or materially changed without 30 days written notice to the State. This Certificate is not valid unless countersigned by an authorized representative of the insurance company.

26.   DISPUTES

The exclusive manner for the Contractor to assert any claim, grievance, dispute or demand against AHCCCSA shall be in accordance with AHCCCS Rule R9-28-804(C). Pending the final resolution of any disputes involving this contract, the Contractor shall proceed with performance of this contract in accordance with AHCCCSA's instructions, unless AHCCCSA specifically, in writing, requests termination or a temporary suspension of performance.

27.   RIGHT TO INSPECT PLANT OR PLACE OF BUSINESS

AHCCCSA may, at reasonable times, inspect the part of the plant or place of business of the Contractor or subcontractor which is related to the performance of this contract, in accordance with ARS ss.41-2547.

28.   INCORPORATION BY REFERENCE

This solicitation and all attachments and amendments, the Contractor's proposal, best and final offer accepted by AHCCCSA, and any approved subcontracts are hereby incorporated by reference into the contract.

29.   COVENANT AGAINST CONTINGENT FEES

The Contractor warrants that no person or agency has been employed or retained to solicit or secure this contract upon an agreement or understanding for a commission, percentage, brokerage or contingent fee. For violation of this warranty, AHCCCSA shall have the right to annul this contract without liability.

30.   CHANGES

AHCCCSA may at any time, by written notice to the Contractor, make changes within the general scope of this contract. If any such change causes an increase or decrease in the cost of, or the time required for, performance of any part of the work under this contract, the Contractor may assert its right to an adjustment in compensation paid under this contract. The Contractor must assert its right to such adjustment within 30 days from the date of receipt of the change notice. Any dispute or disagreement caused by such notice shall constitute a dispute within the meaning of Section E, Paragraph 26, Disputes, and be administered accordingly.

When AHCCCSA issues an amendment to modify the contract, the provisions of such amendment will be deemed to have been accepted 60 days after the date of mailing by AHCCCSA, even if the amendment has not been signed by the Contractor, unless within that time the Contractor notifies AHCCCSA in writing that it refuses to sign the amendment. If the Contractor provides such notification, AHCCCSA will initiate termination proceedings.

31.   TYPE OF CONTRACT

Firm Fixed-Price

32.   AMERICANS WITH DISABILITIES ACT

People with disabilities may request special accommodations such as interpreters, alternative formats or assistance with physical accessibility. Requests for special accommodations must be made with at least three days prior notice by calling Mark Renshaw at (602) 417-4577.

33.   WARRANTY OF SERVICES

The Contractor warrants that all services provided under this contract will conform to the requirements stated herein. AHCCCSA's acceptance of services provided by the Contractor shall not relieve the Contractor from its obligations under this warranty. In addition to its other remedies, AHCCCSA may, at the Contractor's expense, require prompt correction of any services failing to meet the Contractor's warranty herein. Services corrected by the Contractor shall be subject to all of the provisions of this contract in the manner and to the same extent as the services originally furnished.

34.   NO GUARANTEED QUANTITIES

AHCCCSA does not guarantee the Contractor any minimum or maximum quantity of services or goods to be provided under this contract.

35.   CONFLICT OF INTEREST

The Contractor shall not undertake any work that represents a potential conflict of interest, or which is not in the best interest of AHCCCSA or the State without prior written approval by AHCCCSA. The Contractor shall fully and completely disclose any situation which may present a conflict of interest. If the Contractor is now performing or elects to perform during the term of this contract any services for any AHCCCS health plan, provider or Contractor or an entity owning or controlling same, the Contractor shall disclose this relationship prior to accepting any assignment involving such party.

36.   DISCLOSURE OF CONFIDENTIAL INFORMATION

The Contractor shall not, without prior written approval from AHCCCSA, either during or after the performance of the services required by this contract, use, other than for such performance, or disclose to any person other than AHCCCSA personnel with a need to know, any information, data, material, or exhibits created, developed, produced, or otherwise obtained during the course of the work required by this contract. This nondisclosure requirement shall also pertain to any information contained in reports, documents, or other records furnished to the Contractor by AHCCCSA.

37.    COOPERATION WITH OTHER CONTRACTORS

AHCCCSA may award other contracts for additional work related to this contract and Contractor shall fully cooperate with such other contractors and AHCCCSA employees or designated agents, and carefully fit its own work to such other contractors' work. Contractor shall not commit or permit any act which will interfere with the performance of work by any other contractor or by AHCCCSA employees.

38.    ASSIGNMENT OF CONTRACT AND BANKRUPTCY

This contract is voidable and subject to immediate cancellation by AHCCCSA upon Contractor becoming insolvent or filing proceedings in bankruptcy or reorganization under the United States Code, or assigning rights or obligations under this contract without the prior written consent of AHCCCSA.

39.    OWNERSHIP OF INFORMATION AND DATA

Any data or information system, including all software, documentation and manuals, developed by Contractor pursuant to this contract, shall be deemed to be owned by AHCCCSA. The federal government reserves a royalty-free, nonexclusive, and irrevocable license to reproduce, publish, or otherwise use and to authorize others to use for federal government purposes, such data or information system, software, documentation and manuals. Proprietary software which is provided at established catalog or market prices and sold or leased to the general public shall not be subject to the ownership or licensing provisions of this section.

Data, information and reports collected or prepared by Contractor in the course of performing its duties and obligations under this contract shall be deemed to be owned by AHCCCSA. The ownership provision is in consideration of Contractor's use of public funds in collecting or preparing such data, information and reports. These items shall not be used by Contractor for any independent project of Contractor or publicized by Contractor without the prior written permission of AHCCCSA. Subject to applicable state and federal laws and regulations, AHCCCSA shall have full and complete rights to reproduce, duplicate, disclose and otherwise use all such information. At the termination of the contract, Contractor shall make available all such data to AHCCCSA within 30 days following termination of the contract or such longer period as approved by AHCCCSA, Office of the Director. For purposes of this subsection, the term "data" shall not include member medical records.

Except as otherwise provided in this section, if any copyrightable or patentable material is developed by Contractor in the course of performance of this contract, the federal government, AHCCCSA and the State of Arizona shall have a royalty-free, nonexclusive, and irrevocable right to reproduce, publish, or otherwise use, and to authorize others to use, the work for state or federal government purposes. Contractor shall additionally be subject to the applicable provisions of 45 CFR Part 74 and 45 CFR Parts 6 and 8.

40.    AHCCCSA RIGHT TO OPERATE CONTRACTOR

If, in the judgment of AHCCCSA, Contractor's performance is in material breach of the contract or Contractor is insolvent, AHCCCSA may directly operate Contractor to assure delivery of care to members enrolled with Contractor until cure by Contractor of its breach, by demonstrated financial solvency or until the successful transition of those members to other contractors.

41.    AUDITS AND INSPECTIONS

The Contractor shall comply with all provisions specified in applicable AHCCCS Rule R9-22-519, -520 and -521 and AHCCCS policies and procedures relating to the audit of Contractor's records and the inspection of Contractor's facilities. Contractor shall fully cooperate with AHCCCSA staff and allow them reasonable access to Contractor's staff, subcontractors, members, and records.

At any time during the term of this contract, the Contractor's or any subcontractor's books and records shall be subject to audit by AHCCCSA and, where applicable, the federal government, to the extent that the books and records relate to the performance of the contract or subcontracts.

AHCCCSA and the federal government may evaluate through on-site inspection or other means, the quality, appropriateness and timeliness of services performed under this contract.

42.    FRAUD AND ABUSE

It shall be the responsibility of the Contractor to report all cases of suspected fraud and abuse by subcontractors, members or employees. The Contractor shall provide written notification of all such incidents to AHCCCSA. The Contractor shall comply with the AHCCCS HEALTH PLANS AND PROGRAM CONTRACTORS POLICY FOR PREVENTION, DETECTION AND REPORTING OF FRAUD AND ABUSE which is available in the Bidder's Library and incorporated herein by reference.

As stated in ARS ss. 13-2310, incorporated herein by reference, any person who knowingly obtains any benefit by means of false or fraudulent pretenses, representations, promises or material omissions is guilty of a class 2 felony.

43.    LOBBYING

No funds paid to the Contractor by AHCCCSA, or interest earned thereon, shall be used for the purpose of influencing or attempting to influence an officer or employee of any federal or State agency, a member of the United States Congress or State Legislature, an officer or employee of a member of the United States Congress or State Legislature in connection with awarding of any federal or State contract, the making of any federal or State grant, the making of any federal or State loan, the entering into of any cooperative agreement, and the extension, continuation, renewal, amendment or modification of any federal or State contract, grant, loan, or cooperative agreement. The Contractor shall disclose if any funds other than those paid to the Contractor by AHCCCSA have been used or will be used to influence the persons and entities indicated above and will assist AHCCCSA in making such disclosures to HCFA.






                              [END OF SECTION E]

                        SECTION F: LIST OF ATTACHMENTS



Attachment A:   Minimum Subcontract Provisions
Attachment B:   Geographic Service Area Minimum Network Requirements
Attachment C:   Management Services Subcontractor Statement
Attachment D:   Sample Letter of Intent; Network Summary Form
Attachment E:   Instructions for Preparing Capitation Proposal on Computer Disk.
Attachment F:   Periodic Report Requirements
Attachment G:   Auto-Assignment Algorithm
Attachment H:   Grievance Process and Standards
Attachment I:   Encounter Submission Requirements
Attachment J:   New Offeror Review Guide
Attachment K:   EPSDT Periodicity Schedule
Attachment L:   Offeror's Checklist