Form 10-Q
period 1998-02-28
MANAGED CARE SOLUTIONS INC
filed 1998-04-14
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

There were 4,602,723 shares of common stock outstanding as of April 1, 1998.

                                TABLE OF CONTENTS

                                                                            PAGE


Part I  Financial Information


     Item 1.   Financial Statements


               Consolidated Balance Sheets...................................3



               Consolidated Statements of Operations.........................4


               Consolidated Statements of Cash Flows.........................5



               Notes to Unaudited Consolidated Financial Statements........6-7



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of

               Operations.................................................8-10



Part II OTHER INFORMATION



     Item 2.   Changes in Securities

               C.   Recent Sales of Unregistered Securities.................10


     Item 6.   Exhibits and Reports on Form 8-K..........................10-12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      MANAGED CARE SOLUTIONS, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                         FEBRUARY 28,         MAY 31,
                                                                            1998               1997
                                                                        --------------    --------------
                                                                         (UNAUDITED)

ASSETS
------

Current Assets:
  Cash and cash equivalents, including restricted cash of $8,027,000
    and $5,304,000                                                      $   11,030,000    $    7,212,000
  Short-term investments                                                     1,512,000         1,503,000
  Accounts and notes receivable and unbilled services, net                   3,197,000         3,998,000
  Related party accounts and notes receivable                                   18,000            26,000
  Prepaid expenses and other current assets                                    338,000         1,735,000
  Deferred income taxes, net                                                   930,000           971,000
                                                                        --------------    --------------
     Total current assets                                                   17,025,000        15,445,000

Notes receivable                                                                     -           315,000
Related party notes receivable                                                 674,000           941,000
Property and equipment, net                                                  4,636,000         3,723,000
Performance bonds                                                            3,794,000         3,737,000
Goodwill, net                                                                2,917,000         3,191,000
Other assets                                                                   829,000           665,000
                                                                        --------------    --------------
                                                                        $   29,875,000    $   28,017,000
                                                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                      $      495,000    $      350,000
  Accrued medical claims                                                     7,690,000         7,080,000
  Risk pool payable                                                          1,137,000         2,035,000
  Related party risk pool payable                                              298,000           301,000
  Accrued expenses                                                           3,043,000         2,668,000
  Current portion of long-term debt                                            117,000           200,000
                                                                        --------------    --------------
     Total current liabilities                                              12,780,000        12,634,000

Long-term debt                                                                       -            67,000
Related party long-term debt                                                 3,878,000         3,643,000
Deferred income taxes, net                                                     203,000           203,000
                                                                        --------------    --------------
     Total liabilities                                                      16,861,000        16,547,000
                                                                        --------------    --------------

Commitments                                                                          -                 -

Stockholders' Equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - 6.85 shares                              7,000             7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,598,000 and 4,394,000 shares                      46,000            44,000
  Capital in excess of par value                                            15,508,000        14,497,000
  Accumulated deficit                                                       (2,547,000)       (3,078,000)
                                                                        --------------    --------------
     Total stockholders' equity                                             13,014,000        11,470,000
                                                                        --------------    --------------
                                                                        $   29,875,000    $   28,017,000
                                                                        ==============    ==============



                   The accompanying notes are an integral part of these statements.

                                      MANAGED CARE SOLUTIONS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  --------------------------  --------------------------
                                                  FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 28,
                                                      1998          1997          1998          1997
                                                  ------------  ------------  ------------  ------------
Revenues                                          $ 17,104,000  $ 14,592,000  $ 47,949,000  $ 49,693,000
                                                  ------------  ------------  ------------  ------------

Direct cost of operations                           13,591,000    11,373,000    38,238,000    40,072,000
Marketing, sales and administrative                  3,342,000     3,246,000     9,219,000    11,209,000
                                                  ------------  ------------  ------------  ------------

  Total costs and expenses                          16,933,000    14,619,000    47,457,000    51,281,000
                                                  ------------  ------------  ------------  ------------

Operating income (loss)                                171,000       (27,000)      492,000    (1,588,000)
                                                  ------------  ------------  ------------  ------------

Interest income                                        219,000       170,000       623,000       405,000
Interest expense                                       (92,000)      (95,000)     (285,000)     (226,000)
                                                  ------------  ------------  ------------  ------------

  Net interest income                                  127,000        75,000       338,000       179,000
                                                  ------------  ------------  ------------  ------------

Income (loss) before income taxes                      298,000        48,000       830,000    (1,409,000)

Provision (benefit) for income taxes                   122,000       (71,000)      299,000      (121,000)
                                                  ------------  ------------  ------------  ------------

Net income (loss)                                 $    176,000  $    119,000  $    531,000  $ (1,288,000)
                                                  ============  ============  ============  ============


Net income (loss) per common share - basic        $       0.04  $       0.03  $       0.12  $      (0.30)
                                                  ============  ============  ============  ============


Weighted average common shares
 outstanding                                         4,513,000     4,365,000     4,433,000     4,365,000
                                                  ============  ============  ============  ============


Net income (loss) per share--assuming dilution    $       0.04  $       0.03  $       0.12  $      (0.30)
                                                  ============  ============  ============  ============


Weighted average common and common
  equivalent shares outstanding                      4,833,000     4,382,000     4,589,000     4,365,000
                                                  ============  ============  ============  ============



                    The accompanying notes are an integral part of these statements.

                             MANAGED CARE SOLUTIONS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                           ----------------------------
                                                           FEBRUARY 28,    FEBRUARY 28,
                                                               1998            1997
                                                           ------------    ------------

Cash flows from operating activities:
  Net income (loss)                                        $    531,000    $ (1,288,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Bad debt expense                                              27,000         900,000
   Depreciation and amortization                              1,386,000       1,334,000
   Loss on sale of property and equipment                        28,000               -
   Deferred income taxes                                         41,000        (227,000)
   Changes in assets and liabilities:
     Accounts receivable and unbilled services                  774,000      (1,727,000)
     Prepaid expenses and other current assets                1,397,000        (564,000)
     Accounts payable                                           145,000         313,000
     Accrued medical claims                                     610,000       1,528,000
     Risk pool payable                                         (898,000)      1,329,000
     Related party risk pool payable                             (3,000)        143,000
     Accrued expenses                                           375,000         376,000
     Loss contract reserve                                            -        (510,000)
     Other assets                                              (164,000)        257,000
                                                           ------------    ------------
Net cash provided by operating activities                     4,249,000       1,864,000
                                                           ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                         (2,060,000)     (1,549,000)
  Proceeds from sale of property and equipment                    7,000          14,000
  Purchase of short-term investments                            (10,000)     (2,722,000)
  Proceeds from maturity/sale of short-term investments           1,000       3,801,000
  Proceeds from related party notes receivable                  275,000       1,991,000
  Collection from (issuance of) notes receivable                315,000         (95,000)
  Increase in assets securing performance bond                  (57,000)       (396,000)
                                                           ------------    ------------
Net cash provided by (used in) investing activities          (1,529,000)      1,044,000
                                                           ------------    ------------

Cash flows from financing activities:
  Due to Medicus Systems Corporation                                  -        (647,000)
  Principal payment on long-term debt                          (150,000)     (1,584,000)
  Issuance of/increase in long-term debt                        235,000       3,179,000
  Issuance of stock and stock warrants                        1,013,000         121,000
                                                           ------------    ------------
Net cash provided by financing activities                     1,098,000       1,069,000
                                                           ------------    ------------

Net increase in cash and cash equivalents                     3,818,000       3,977,000
Cash and cash equivalents, beginning of period                7,212,000       3,804,000
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $ 11,030,000    $  7,781,000
                                                           ============    ============

           The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1997.

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



                                                                        THREE MONTHS ENDED
                                           -----------------------------------------------------------------------------
                                                     FEBRUARY 28, 1998                      FEBRUARY 28, 1997
                                           -------------------------------------  --------------------------------------

                                              Income        Shares     Per Share     Income        Shares     Per  Share
                                           (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                                           -----------  -------------    ------   -----------  -------------    ------

Net income per common share:
  Income available to common stockholders  $  176,000     4,513,000      $ 0.04   $  119,000     4,365,000      $ 0.03
Effect of dilutive securities:
  Stock options and warrants                        -       320,000                        -        17,000
                                           ----------     ---------               ----------     ---------

Net income per common share,
  Assuming dilution:
  Income available to common
    stockholders and assumed conversions   $  176,000     4,833,000      $ 0.04   $  119,000     4,382,000      $ 0.03
                                           ==========     =========      ======   ==========     =========      ======


                                                          6


                                                                        NINE MONTHS ENDED
                                           -----------------------------------------------------------------------------
                                                     FEBRUARY 28, 1998                      FEBRUARY 28, 1997
                                           -------------------------------------  --------------------------------------

                                              Income        Shares     Per Share     Income        Shares     Per  Share
                                           (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                                           -----------  -------------    ------   -----------  -------------    ------

Net income (loss) per common share:
  Income (loss) available to common
    stockholders                           $  531,000     4,433,000      $ 0.12   $(1,288,000)   4,365,000      $(0.30)
Effect of dilutive securities:
  Stock options and warrants                        -       156,000                         -            -
                                           ----------     ---------               -----------    ---------

Net income (loss) per common share,
  Assuming dilution:
  Income (loss) available to common
    stockholders and assumed conversions   $  531,000     4,589,000      $ 0.12   $(1,288,000)   4,365,000      $(0.30)
                                           ==========     =========      ======   ===========    =========      ======

At February 28, 1998, no shares of common stock had been issued upon conversion of the two convertible notes issued in October 1996. These notes are convertible into an aggregate of 857,143 shares of common stock. These shares were not included in the calculation of diluted earnings per share for the three and nine month periods ended February 28, 1998 and 1997 due to the anti-dilutive effect they would have on earnings per share if converted.

Due to the Company's loss in the nine month period ended February 28, 1997, a calculation of earnings per share assuming dilution is not required. During this period, dilutive securities consisted of options and warrants convertible into approximately 84,000 shares of common stock.

NOTE 3 - RESTRICTIONS ON FUND TRANSFERS

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at February 28, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,868,000 at February 28, 1998, with deposit and reserve requirements (performance bonds) representing $3,794,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,074,000.

NOTE 4 - SALE OF SECURITIES

On January 7, 1998, the Company entered into a purchase agreement with Beverly Enterprises, Inc., pursuant to which, the Company received $1,000,000 and issued 200,000 shares of the Company's common stock at $5 per share. These transactions were effected pursuant to the exemption contained in section 4(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Managed Care Solutions, Inc. ("MCS" or the "Company") is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. The Company's operations include a long-term care Arizona based health maintenance organization ("HMO") subsidiary, Ventana Health Systems ("Ventana"); an Arizona based primary and acute care HMO subsidiary, Arizona Health Concepts ("AHC"); management contracts pursuant to which the Company administers privately owned HMOs located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for an indigent population for the County of San Diego; a contractual arrangement with the State of Indiana Medicaid Agency; and a subsidiary providing home healthcare and community worker services to Ventana.

In January 1998, the Company announced the election of Michael Hernandez, President of The Cova Corporation, as Chairman and Chief Executive Officer of the Company. James Burns will retain the title of President and Chief Operating Officer. Mr. Hernandez has over 20 years of experience in investment and merchant banking along with significant health care experience.

RESULTS OF OPERATIONS

Revenues for the three-month period ended February 28, 1998 increased $2,512,000 as compared to the same period of the prior year. Revenues for the nine-month period ended February 28, 1998 decreased $1,744,000 versus the comparable period of the prior year.

For the three and nine month periods ended February 28, 1998, $6,934,000 and $18,581,000, respectively, represented fees for management of health plans not owned by the Company. Management fee revenue increased 53% for the three months ended February 28, 1998 as compared to the same period of the prior year. For the nine months ended February 28, 1998, management fee revenue increased 21% over the comparable period of the prior year. The increase in management fee revenue is due to two plans, Lovelace Community Health Plan in New Mexico and Rio Grande HMO in Texas, that began enrolling members on October 1 and January 1, respectively. Also adding to the rise in revenue was the increased membership in the AlohaCare health plan located in Hawaii.

Capitation revenue of $10,169,000 received by Ventana and AHC remained relatively constant for the three-month period ended February 28, 1998 as compared to the same period of the prior year. Capitation revenue received from these entities during the nine-month period ended February 28, 1998 decreased 15% to $29,368,000. The decline is primarily a result of a decrease in AHC revenues of $4,679,000 for the nine month period ended February 28, 1998 due to the transition of members in Maricopa County to a different plan on December 1, 1996.

Direct costs of operations increased $2,218,000 to $13,591,000 for the three-month period ended February 28, 1998 versus the same period of the prior year. For the nine-month period ended February 28, 1998, direct costs of operations decreased $1,834,000 to $38,238,000 as compared to the corresponding period of the previous year. For the three and nine month periods ended February 28, 1998, direct costs of operations consisted of $4,539,000 and $12,754,000, respectively, related to fees generated from management of plans not owned by the Company and $9,052,000 and $25,483,000, respectively, from combined operating expenses of Ventana and AHC. The direct cost of operations to manage plans as a percentage of revenue for the three month period ended February 28, 1998 decreased to 65% from 69% for the same period of the previous year. The decrease is primarily due to the recognition of $288,000 of risk sharing revenue received from AlohaCare as settlement of prior year risk pools. Direct costs of operations to manage plans as a percentage of revenue for the nine-month period ended February 28, 1998 increased 4% to 69%. The increase is due to the additional costs related to the pre-operational phase of Rio Grande HMO in Texas, which began accepting members January 1, 1998.

The direct costs of operations as a percentage of related revenue for Ventana was 84% for both the three and nine month periods ended February 28, 1998, and 98% and 92% during the respective periods for AHC. The higher costs experienced by AHC during the three month versus the nine month periods ended February 28, 1998 are primarily due to seasonally higher utilization of healthcare services during the winter months.

Marketing, sales and administrative expenses for the three-month period ended February 28, 1998 increased from $3,246,000 to $3,342,000. The increase is due to the additional expenses related to the pre-operational phase of the Rio Grande HMO in Texas, which began accepting members January 1, 1998. For the nine-month period ended February 28, 1998, marketing, sales and administrative expenses decreased from $11,209,000 to $9,219,000. The Decrease is primarily a result of the termination of unprofitable contracts during the second quarter of fiscal year 1997, the workforce reduction plan implemented in July 1996 and an effort to reduce administrative costs.

The effective income tax rate was 36% for the nine-month period ended February 28, 1998 and 9% for the comparable period of the prior fiscal year. The lower rate in fiscal year 1997 reflects the utilization of net operating loss carry backs.

Net interest income for the three and nine-month periods ended February 28, 1998 were $127,000 and $338,000, respectively, versus $75,000 and $179,000 for the comparable periods of the prior year. Net interest income is primarily related to investments held by Ventana and AHC, partially offset by interest expense on outstanding convertible debt.

Net income was $176,000 and $531,000 for the three and nine-month periods ended February 28, 1998, respectively, compared to net income of $119,000 and net loss of $1,288,000 for the corresponding periods of the previous year. The primary reasons for the change in profitability are the costs included in the prior year related to terminated contracts in Colorado, Illinois and Missouri and costs related to severance agreements with employees terminated as part of the workforce reduction effort in July 1996. The administrative services contract with Lovelace Community Health Plan, which began operation on July 1, 1997 and currently with 37,000 members, and the increase in AlohaCare membership from approximately 25,000 to 30,000 during the open enrollment process on September 1, 1997 also contributed to the improvement in profitability.

In January 1998, the Company was notified that mandatory enrollment in the STAR+PLUS program in Texas, scheduled to begin March 1, 1998 would be delayed until April 1, 1998. The Company was further notified during March 1998 that of the total mandatory phase enrollees, those eligible for long term care services, would be delayed to begin May 1, 1998. The mandatory enrollment phase enrolls those eligible beneficiaries that have not chosen a particular plan during the voluntary enrollment phase. The STAR+PLUS program will provide comprehensive managed health care services to approximately 60,000 aged, blind and disabled Medicaid beneficiaries. On April 1, 1998, Rio Grande HMO had approximately 18,500 members including approximately 430 long term care members.

In March 1998, the Company received notification from the State of Michigan that the health plan to which it provides administrative services, was recommended for an award to expand it's operations to the majority of counties within the State. This expansion, which is subject to final State approval, is scheduled to occur in the second calendar quarter of 1998. Community Choice Michigan was the only HMO recommended for a statewide award through a competitive procurement process. The plan, Community Choice Michigan, currently operates in 22 counties with approximately 28,000 members.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended February 28, 1998, the Company's cash and cash equivalents increased by $3,818,000 to $11,030,000. Operating activities provided $4,249,000 for the nine-month period ended February 28, 1998 as compared to $1,864,000 for the same period of the prior year. The primary reasons for the increase were a decrease in accounts receivable, prepaid expenses and an increase in accrued medical claims, offset by a decrease in risk pools payable.

Investing activities used $1,529,000 of cash during the nine-month period ended February 28, 1998 versus providing $1,044,000 of cash during the comparable period of the previous year. Sources of cash for the nine months ended February 28, 1998 consisted primarily of funds received in payment of notes receivable. The funds received were offset by $2,060,000 in fixed asset purchases.

Financing activities provided $1,098,000 for the nine months ended February 28, 1998 versus $1,069,000 during the same period of the prior year. Sources of cash for the nine-month period ended February 28, 1998 consisted primarily of cash received from Beverly Enterprises, Inc. for the purchase of 200,000 shares of the Company's common stock at $5 per share.

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at February 28, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,868,000 on February 28, 1998, with deposit and reserve requirements (performance bonds) representing $3,794,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,074,000. The outstanding balance on funds provided by Ventana to MCS under loan agreements totaled $586,000 at February 28, 1998. Ventana provided these loans in the normal course of operations. All such agreements were pre-approved as required by Arizona Health Care Cost Containment System Administration.

FORWARD LOOKING INFORMATION

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

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

C.   RECENT SALES OF UNREGISTERED SECURITIES

On January 7, 1998 the Company entered into a purchase agreement with Beverly Enterprises, Inc., pursuant to which, the Company received $1,000,000 and issued 200,000 shares of the Company's common stock at $5 per share. These transactions were effected pursuant to the exemption contained in section 4(2) of the Securities Act of 1933.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               (10.1) Agreement between the registrant and the State of Indiana. (10.2) Purchase Agreement between the registrant and Beverly
                      Enterprises, Inc.
               (27)   Financial data schedule.

          (b)  Reports on Form 8-K

               None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MANAGED CARE SOLUTIONS, INC.

                        By:     /s/ Michael D. Hernandez
                                ------------------------
                                Michael D. Hernandez, Chairman and Chief
                                Executive Officer

                        By:     /s/ Michael J. Kennedy
                                ----------------------
                                Michael J. Kennedy, Chief Financial Officer

                        Dated:  April 14, 1998

                                                                    EXHIBIT 10.1

                                CONTRACT BETWEEN
                   THE OFFICE OF MEDICAID POLICY AND PLANNING
                                       AND
                          MANAGED CARE SOLUTIONS, INC.


      This contract is made and entered into by and between the State of Indiana [hereinafter "State" or "State of Indiana"], through the Office of Medicaid Policy and Planning [hereinafter "Office"], of the Indiana Family and Social Services Administration, 402 West Washington Street, W382, Indianapolis,
Indiana, and Managed Care Solutions, Inc., 7600 N. 16th Street, Suite 150, Phoenix, Arizona 85020 [hereinafter "Contractor"].

      WHEREAS, I.C. 12-15-30-1 authorizes the Office to enter into contracts to assist in the administration of the Indiana Medicaid program;

      WHEREAS, the Contractor is willing and able to perform the desired services for the Medicaid program;

      WHEREAS, the State of Indiana is desirous to contract for the services of an enrollment broker for its Medicaid managed care programs as procured through Broad Agency Announcement 98-13;

      THEREFORE, the parties to this contract agree that the terms and conditions specified below will apply to services in connection with this contract, and such terms and conditions are as follows:


                                     I. TERM

      This contract is effective from January 1, 1998, to December 31, 1999. At the discretion of the Office of Medicaid Policy and Planning, the term may be extended for up to two additional years. In no event shall the term exceed December 31, 2001.


                            II. DUTIES OF THE PARTIES

A. The Contractor agrees to provide the services set out in Broad Agency Announcement 98-13 and in the Contractor's Response to BAA 98-13, attached as Exhibits A and B-1, B-2 and B-3, respectively and incorporated herein.

B. The Contractor and the Office agree that the additional duties proposed by the Contractor in Sections 4.3.4 (direct access to DSS [Decision Support System]), 4.3.5 (provider enrollment update function performed by fiscal agent) and 4.3.8 (facilitation of MCO [managed care organization] policy/operations meeting performed by fiscal agent) of Exhibit B-1 shall only be performed if the Office provides specific written direction to the Contractor to perform any one or all of these duties.

C.    The  Contractor  and the Office further agree that the language of Section
      4.3.3.5 of BAA 98-13 shall be deleted and the following added to read as follows:

      Section 4.3.3.5   Performance  Standards   for  Hotline  Maintenance   and
                        Management

      1) Ninety-seven percent (97%) of all calls shall reach the Hoosier Healthwise Helpline menu on or before the fourth ring.

      2) No more than two calls per Helpline representative should be in the queue at any time.

      3) The average wait time for answered calls shall not exceed 45 seconds.

      4)    The busy rate shall not exceed 5%.

      5) Calls should be of sufficient length to ensure adequate information is imparted to the recipient.

      6)    The lost call (abandonment) rate shall not exceed 10%.

      7) Eighty-five percent (85%) of all issues from callers should be resolved on line. If information cannot be provided to a caller in a timely manner, Helpline representatives should request a name, phone number and/or address (if necessary) and respond to the caller within 24 hours from the time of contact.

      8) An answering machine (or service) must be available for after-hours calls. All after-hours calls must be returned within the next business day.

      9)    The Hotline must be equipped with the appropriate  technology  (e.g.
            TDD) to accept calls from all members of the Hoosier Healthwise program. The Contractor is responsible for ensuring that deaf and hearing impaired persons and persons with limited English proficiency have access to communication services (i.e. AT&T Telecommunication Relay Services, Sign Language Interpreter Services, AT&T's Language Line Service) that enables all recipients to utilize the Hotline.

      The Contractor is encouraged to perform at a level exceeding these minimum standards.

      For purposes of these standards, the Hotline means the Hoosier Healthwise Helpline (1-800-889-9949) and includes all calls received through that line from providers, recipients and the general public.

D.    The parties further agree that Section 4.4.2.1 of the BAA is deleted.

E. The parties further agree that the following provisions shall be added to the BAA 98-13:


      1.    4.3.3.5.1   Non-compliance With Hotline  Maintenance  and Management
                        Standards

            Because actual damages caused by non-compliance with the standards set forth in sections 4.3.3.5 is not subject to exact determination, the Office will assess the Contractor, as liquidated damages, and not as a penalty, up to twelve thousand dollars ($12,000) per month for each month that the Contractor remains out of compliance with any three of the standards numbered 1, 3, 4, 6, 8, or 9 as set forth in Sections 4.3.3.5. Such assessment shall not occur until after three consecutive months of documented non-compliance for which the Contractor has received notice. After three consecutive months of non-compliance, liquidated damages shall be assessed beginning with the third month of non-compliance, and continuing for each consecutive month of non-compliance. The following example illustrates the application of this section. If the Contractor does not meet standards 1, 4, 8, in month one and in month two does not meet standards 3, 6, and 8, but is in compliance with standard 1, the Contractor shall be considered non-compliant for two consecutive months. If the Contractor continues to fail to meet any three standards in the third month, one month's damages will be assessed. Assessment of damages shall continue for successive consecutive months of non-compliance.

            The Office shall provide written notice to the Contractor of non-compliance within thirty (30) days of the Office's discovery of such failure.

      2.    Section 4.2.1.1  Deduction from Payments

            Amounts due the Office as liquidated damages which have been assessed under either Section 4.2.1 or Section 4.3.3.5.1 shall be deducted by the Office from any money payable to the Contractor pursuant to this Contract. The Office shall notify the Contractor in writing of any claim for liquidated damages at least fifteen (15) days prior to the date the Office deducts such sums from money payable to the Contractor.

       III.  HIERARCHY OF DOCUMENTS GOVERNING THE DUTIES OF THE PARTIES

      Any inconsistency or ambiguity in this contract shall be resolved by giving precedence to the documents identified below in the following order:

      1)    The express terms of this contract document.
      2)    Broad Agency Announcement 98-13 (Exhibit A).
      3) The Contractor's Response to BAA 98-13, Volumes I, II and III (Exhibits B-1, B-2 and B-3).


                                   IV. PAYMENT

A. In consideration of the services to be performed by the Contractor, the Office agrees to reimburse the Contractor in an amount not-to-exceed eleven million five hundred seventy-two thousand six hundred sixty-eight dollars ($11,572,668).

B. The Office will provide the above-specified funding on a reimbursement basis, with the Contractor submitting claims directly to the attention of Judith E. Becherer, Director of Program Operations - Long Term Care within the Office.

      1. The Contractor is paid for activities or services performed and must submit with each invoice a monthly summary and narrative report of activity documenting the contracted tasks.

            a.    The    invoice    must    reflect    the   charges   for   the
                  activities/services as specified in the BAA.

            b. The monthly summary must have as headings the requested tasks in the BAA. Under each task, the Contractor must specify the activities performed to meet the goals in each task area, what level of staff performed these tasks and the number of hours. The Contractor shall also provide aggregate amounts incurred compared to budget for each category.

            c. The monthly report must provide a narrative description of the activities documented by the monthly summary.

            d. The name and telephone number of the individual who can provide clarification or answers about the invoice or monthly report must be listed. If the individual is different for each report, please specify.

      2. All invoices must be received by the Office by the tenth (10th) day of the month following the month which is being billed to insure payment at the end of that month.

C. All payment obligations are subject to the encumbrance of monies and shall be made in arrears in accordance with Indiana law and the State of Indiana's fiscal policies and procedures. The Contractor may not submit claim forms before the services have been performed.

D. It is understood and agreed upon by the parties that all obligations of the State of Indiana are contingent upon the availability and continued
      appropriation  of  State and  Federal  funds,  and IN  NO EVENT  SHALL THE
                                                         -----------------------
      STATE OF  INDIANA  BE LIABLE  FOR  ANY  PAYMENTS  IN EXCESS OF   AVAILABLE
      --------------------------------------------------------------------------
      APPROPRIATED  FUNDS.   When the  Director of the State Budget Agency makes
      -------------------
      a written determination that funds are not appropriated or otherwise available to support continuation of performance of this contract, the contract shall be canceled. A determination by the State Budget
      Director that funds are not appropriated or otherwise available to support continuation of performance shall be final and conclusive.


                                    V. NOTICE

A. Whenever notice is required to be given to the other party, it shall be made in writing and delivered to that party. Delivery shall be deemed to have occurred if a signed receipt is obtained when delivered by hand or according to the date on the return receipt if sent by certified mail, return receipt requested. Notices shall be addressed as follows:


      In case of notice to the Contractor:

            Rick Jelinek
            Senior Vice President
            Managed Care Solutions, Inc.
            7600 N. 16th Street, Suite 150
            Phoenix, Arizona  85020

      In case of notice to the Office:

            Judith E. Becherer, Director
            Program Operations - Long Term Care
            Office of Medicaid Policy and Planning
            Indiana Family and Social Services Administration
            State of Indiana, 402 W. Washington St., Room W382
            Indianapolis, Indiana  46204

B. Said notices shall become effective on the date of delivery or the date specified within the notice, whichever comes later. Either party may change its address for notification purposes by mailing a notice stating the change and setting forth the new address.


                          VI. MISCELLANEOUS PROVISIONS

A. ENTIRE AGREEMENT. This Contract constitutes the entire agreement between the parties with respect to the subject matter; all prior agreements, representations, statements, negotiations, and undertakings are superseded hereby.

B. CHANGES. Any changes to this Contract shall be by formal amendment of this Contract signed by all parties required by Indiana law.

C.    TERMINATION.  The Office may,  without cause,  cancel and  terminate  this
      -----------
      Contract in whole or in part upon one hundred eighty (180) days' prior written notice. The Contractor will be reimbursed for services performed prior to the date of termination consistent with the terms of the Contract. The Office will not be liable for services performed after notice of termination, but before the date of termination, without written authorization from the Office. The Office will identify those services it authorizes the Contractor to continue performing, and include written authorization for payment as a part of the notice of termination. In no event will the Office be liable for services performed after the termination date.

      The parties agree that they shall convene the meeting required under Paragraph J as soon as practicable in order to address the completion and conveyance activities as set forth in that paragraph.

      In the event that the Office requests that the Contractor perform any additional services associated with the transition or turnover of the contract, the Office agrees to pay reasonable costs for those additional services specifically requested by the Office.

D. DISPUTES. Should any disputes arise with respect to this Contract, the Contractor and the State of Indiana agree to act immediately to resolve any such disputes. Time is of the essence in the resolution of disputes.

      The Contractor agrees that, the existence of a dispute notwithstanding, it will continue without delay to carry out all its responsibilities under this Contract which are not affected by the dispute. Should the Contractor fail to continue without delay to perform its responsibilities under this Contract in the accomplishment of all non-disputed work, any additional costs incurred by the Contractor or the State of Indiana as a result of such failure to proceed shall be borne by the Contractor, and the Contractor shall make no claim against the State of Indiana for such costs. If the Contractor and the State of Indiana cannot resolve a dispute within ten (10) working days following notification in writing by either party of the existence of said dispute, then the following procedure shall apply:

      1. The parties agree to resolve such matters through submission of their dispute to the Commissioner of the Indiana Department of Administration who shall reduce her decision to writing and mail or otherwise furnish a copy thereof to the Contractor and the State of Indiana within ten (10) working days after presentation of such dispute for her decision. Her decision shall be final and conclusive unless the Contractor mails or otherwise furnishes to the Commissioner of Administration, within ten (10) working days after receipt of the Commissioner's decision, a written appeal. Within ten (10) working days of receipt by the Commissioner, she may reconsider her decision. If no reconsideration is provided within ten (10) working days the Contractor may submit the dispute to an Indiana court of competent jurisdiction.

      2. The State of Indiana may withhold payments on disputed items pending resolution of the dispute. The non-payment by the State of Indiana to the

            Contractor  of   one  or   more  invoices  not  in dispute shall not
            constitute default, however, the Contractor may bring suit to collect such monies without following the disputes procedure contained herein.

E.    COMPLIANCE  WITH  LAWS AND  HOLD  HARMLESS.   The  Contractor  agrees   to
      ------------------------------------------
      comply with all applicable Federal, State, and local laws, rules, regulations, or ordinances, and all provisions required thereby to be included herein are hereby incorporated by reference. The Contractor agrees to indemnify and hold the State of Indiana harmless from any loss, damage, or liability resulting from a violation on the part of the Contractor of such laws, rules, regulations, or ordinances; provided, however, that the Contractor has been afforded the prior opportunity to participate in the settlement and/or litigation of any such claims.

F.    COMPLIANCE   WITH   CIVIL   RIGHTS   LAWS.    The   Contractor   and   its
      -----------------------------------------
      subcontractors hereby assure that thy will comply with all Federal and Indiana Civil Rights Laws, including, but not limited to, I.C. 22-9-1-10, to the end that they shall not discriminate against any employee or applicant for employment, to be employed in the performance of this Contract, with respect to his/her hire, tenure, terms, conditions or privileges of employment or any matter directly or indirectly related to employment, because of his/her race, color, religion, sex, disability, national origin, ancestry or status as a veteran. The Contractor understands that the State of Indiana is a recipient of federal funds. Pursuant to that understanding, the
      Contractor, and its subcontractors, if any, agree that if the Contractor employs 50 or more employees and does at least $50,000 worth of business with the State of Indiana and is not exempt, the Contractor will comply with the reporting requirements of 41 CFR 60-1.7, if applicable. Breach of this covenant may be regarded as a material breach of the Contract. The State of Indiana shall comply with Section 202 of Executive Order 11246, as amended, and 41 CFR 60-741, as amended, which are incorporated herein by specific reference.

G.    CONFIDENTIALITY  OF  STATE  OF   INDIANA   INFORMATION.    The  Contractor
      -----------------------------------------------------
      understands and  agrees that  data,  materials and  information  disclosed to the Contractor may contain confidential and protected data; therefore, the Contractor promises and assures that data, material, and information gathered, based upon or disclosed to the Contractor for the purpose of this Contract will not be disclosed to others or discussed with other parties without the prior written consent of the State of Indiana.

H.    CONFIDENTIALITY  OF DATA,  PROPERTY   RIGHTS  IN PRODUCTS,  AND  COPYRIGHT
      --------------------------------------------------------------------------
      PROHIBITION.  The Contractor further agrees  that all  information,  data,
      -----------
      findings, recommendations, proposals, etc., by whatever name described and by whatever form therein, secured developed, written, or produced by the Contractor in furtherance of this Contract shall be the property of the State of Indiana and that the Contractor shall take such action as is necessary under law to preserve such property rights in and of the State of Indiana while such property is within the control and/or custody of the Contractor.

      By this Contract the Contractor specifically waives and/or releases to the State of Indiana any cognizable property right in the Contractor to copyright or patent such information, data, findings, recommendations, proposals, etc.

I.    OWNERSHIP  OF   DOCUMENTS  AND   MATERIALS.    All   documents,   records,
      ------------------------------------------
      programs,  data, film,  tape,  articles,  memoranda,  and  other materials developed under this contract will be the property of the State of Indiana. Use of these materials other than related to contract performance by the Contractor without the prior written consent of the State of Indiana is prohibited. During the performance of the services specified herein, the Contractor shall be responsible for any loss or damage to these materials developed for or supplied by the State of Indiana and used to develop or assist in the services provided herein, while they are in the possession of the Contractor, and any loss or damage thereto shall be restored at the Contractor's expense. Full, immediate and unrestricted access to the work product of the Contractor during the term of this contract shall be available to the State of Indiana. The Contractor will give to the State of Indiana, or the State of Indiana's designee, all records of other materials described in this section, after termination of the Contract and upon five (5) days notice of a request from the State of Indiana.

      All documents, records, data, programs, film, tape, articles, memoranda or other materials owned by the Contractor that were used in, but not developed in the course of, the Contract shall remain the exclusive property of the Contractor.


J.    CONVEYANCE OF DOCUMENTS AND  CONTINUATION OF EXISTING  ACTIVITY:    Should
      ----------------------------------------------------------------
      the Contract for whatever reason, (i.e. completion of a contract with no renewal, or termination of service by either party), be discontinued and the activities as provided for in the Contract for services cease, the Contractor and any subcontractors employed by the terminating Contractor in the performance of the duties of the Contract shall promptly convey to the State of Indiana, copies of all vendor working papers, data collection forms, reports, charts, programs, cost records and all other material related to work performed on this Contract.

      The Contractor and the Office shall convene immediately upon notification of termination or non-renewal of the Contract to determine what work shall be suspended, what work shall be completed, and the timeframe for completion and conveyance. The Office will then provide the Contractor with a written schedule of the completion and conveyance activities associated with termination. Documents/materials associated with suspended activities shall be conveyed by the Contractor to the State of Indiana upon five days' notice from the State of Indiana. Upon completion of those remaining activities noted on the written schedule, the Contractor shall also convey all documents and materials to the State of Indiana upon five days' notice from the State of Indiana.

K. INDEPENDENT CONTRACTOR. The Office and the Contractor acknowledge and agree that the Contractor is an independent contractor and not an officer, employee or agent of the State of Indiana.

L. GOVERNING LAWS. This Contract shall be construed in accordance with and governed by the laws of the State of Indiana and suit, if any, must be brought in the State of Indiana.

M. VALIDITY. The invalidity in whole or in part of any provision of this Contract shall not void or affect the validity of any other provision.

N.    WAIVER  OF  BREACH.  No  waiver  of  breach  of  any  provision  of   this
      Contract shall constitute a waiver of any other breach or of such provision.

      Failure of the Office to enforce at any time any provision of this contract shall not be construed as a waiver thereof. The remedies herein reserved shall be cumulative and additional to any other remedies in law or equity.

O.    FORCE  MAJEURE;  SUSPENSION AND  TERMINATION.   In  the event either party
      --------------------------------------------
      is unable to perform any of its obligations under this Contract or to enjoy any of its benefits because of (or if failure to perform the service is caused by) natural disaster, actions or decrees of governmental bodies,
      or   communication    line     failure     not    the    fault   of    the
      affected party (hereinafter referred to as a "Force Majeure Event"), the party who has been so affected shall immediately give notice to the other party and shall take reasonable measures to resume performance. Upon receipt of such notice, all obligations under this Contract shall be immediately suspended. If the period of non-performance exceeds thirty (30) days from the receipt of notice of the Force Majeure Event, the party whose ability to perform has not been so affected may, by giving written notice, terminate this Contract.

P. SUCCESSORS AND ASSIGNEES. The Contractor binds its successors, executors, assignees, and administrators, to all covenants of this Contract. Except as set forth above, the Contractor shall not assign, sublet, or transfer the Contractor's interest in this Contract without the prior written consent of the Office.

Q.    MAINTAINING A DRUG-FREE WORKPLACE (EXECUTIVE ORDER NO. 90-5)
      1. The Contractor hereby covenants and agrees to make a good faith effort to provide and maintain during the term of this Contract a drug-free workplace, and that it will give written notice to the Office and the Indiana Department of Administration within ten (10) days after receiving actual notice that an employee of the Contractor has been convicted of a criminal drug violation occurring in the Contractor's workplace.

      2. In addition to subparagraph (1), the Contractor hereby further agrees that this Contract is expressly subject to the terms, conditions, and representations contained in the drug-free workplace certification executed by the Contractor in conjunction with this Contract and which is attached hereto.

      3. It is further expressly agreed that the failure of the Contractor to in good faith comply with the terms of subparagraph (1) above, or falsifying or otherwise violating the terms of the certification referenced in subparagraph (2) above shall constitute a material breach of this Contract, and shall entitle the State of Indiana to impose sanctions against the Contractor including, but not limited to, suspension of contract payment, termination of this Contract and/or debarment of the Contractor from doing further business with the State of Indiana for up to three (3) years.

R.    LOBBYING  ACTIVITIES.  Pursuant  to 31 U.S.C.  1352,  and any
      --------------------
      regulations promulgated thereunder, the Contractor hereby assures and certifies that no federally appropriated funds have been paid, or will be paid, by or on behalf of the Contractor, to any person for influencing or attempting to influence an officer or employee of any agency, a member of Congress, an officer or employee of Congress, or an employee of a member of Congress, in connection with the awarding of any federal contract, the making of any federal grant, the making of any federal loan, the entering into of any cooperative contract, and the extension, continuation, renewal, amendment, or modification of any federal contract,  grant, loan or cooperative  contract.  If any  funds other than federally  appropriated  funds  have  been  paid  or will be  paid  to any person for influencing or attempting to influence an officer or employee of any agency, a member of Congress, an officer or employee of Congress, or an employee of a member of Congress in connection with this Contract, the Contractor shall complete and submit Standard Form-LLL, "Disclosure Form to Report Lobbying", in accordance with its instructions.

S.    ACCESS TO RECORDS.  The Contractor and  any  subcontractor  shall maintain
      -----------------
      all books, documents, papers and records which are directly pertinent to this Contract and shall make such materials available at all reasonable times during the contract period and for three (3) years from the date of final payment under the Contract or until all pending matters are closed, whichever date is later, for inspection by the Office, or any other duly authorized representative of the State of Indiana or the Federal government.

T.    ENVIRONMENTAL  STANDARDS.  If  the  contract  amount  set  forth  in  this
      ------------------------
      Contract is in excess of $100,000, the Contractor shall comply with all applicable standards, orders, or requirements issued under section 305 of the Clean Air Act (42 USC 7606), section 508 of the Clean Air Act (33 USC 1368), Executive Order 11738, and Environmental Protection
      Agency regulations (40 CFR Part 15), which prohibit the use under non-exempt Federal contracts of facilities included on the EPA List of Violating Facilities. The Contractor shall report any violations of this paragraph to the State of Indiana and to the United States Environmental Protection Agency Assistant Administrator for Enforcement.

U.    CONFLICT OF INTEREST
      --------------------

      1.    As used in this section:

            "Immediate   family"  means  the  spouse   and   the   unemancipated
            children of an individual.

            "Interested party" means:

            a.    The individual executing this Contract;

            b. An individual who has an interest of three percent (3%) or more of the Contractor if the Contractor is not an individual; or

            c. Any member of the immediate family of an individual specified under subdivision a or b.

            "Department" means the Indiana Department of Administration.

            "Commission" means the State Ethics Commission.

      2. The Department may cancel this Contract without recourse by the Contractor if any interested party is an employee of the State of Indiana.

      3.    The Department will not  exercise its  right of  cancellation  under section 2 above if the Contractor gives the Department an opinion by the Commission indicating that the existence of this Contract and the employment by the State of Indiana of the interested party does not violate any statute or code relating to ethical conduct of state employees. The Department may take action,
            including   cancellation  of   this  Contract  consistent  with  an
            opinion of the Commission obtained under this section.

      4. The Contractor has an affirmative obligation under this Contract to disclose to the Department when an interested party is or becomes an employee of the State of Indiana. The obligation under this section extends only to those facts which the Contractor knows or reasonably could know.

V. PARKING PERMIT. As Ken Kubisty, Lynn Irelan and Jean Terrell, employees of the Contractor, will be on-site for an average of three days per week throughout the contract term, the Office agrees to request two parking permits for use of these individuals to park at the Indiana Government Center parking facility.

      The  Office  will  complete  all  relevant  paperwork  and request  formal approval of all relevant state entities for these individuals to be assigned two parking permits. Mr. Kubisty, Ms. Irelan and Ms. Terrell will comply with all the usual
      parking  policies   applicable  to  a  state employee   provided   with  a
      parking pass. Upon expiration of the contract, the Contractor will return the parking passes to the Office.

      In the event of a leave of absence, resignation, or termination of either Mr Kubisty, Ms. Irelan or Ms. Terrell in their employment with the Contractor, the Office will follow the procedures outlined in the second paragraph of this section to request formal approval for a parking permit for the replacement employee. The replacement will comply with the usual parking policies as outlined in the second paragraph of this section.

W. ASSURANCE OF COMPLIANCE WITH CIVIL RIGHTS ACT OF 1964, SECTION 504 OF THE REHABILITATION ACT OF 1973 AND THE AGE DISCRIMINATION ACT OF 1975: The Contractor agrees that it will comply with the following:

      a. Title VI of the Civil Rights Act of 1964 (Pub. L. 88-352), as amended, and all requirements imposed by or pursuant to the
            Regulation of the Department of Health and Human Services (45 C.F.R. Part 80), to the end that, in accordance with Title VI of that Act and the Regulation, no person in the United States shall on the ground of race, color, or national origin, be excluded from participation in, be denied the benefits of, or be otherwise subjected to discrimination under any program or activity for which the Contractor receives Federal financial assistance under this Contract.

      b. Section 504 of the Rehabilitation Act of 1973 (Pub. L. 93-112), as amended, and all requirements imposed by or pursuant to the Regulation of the Department of Health and Human Services (45 C.F.R. Part 84), to the end that, in accordance with Section 504 of that Act and the Regulation, no otherwise qualified handicapped individual in the United States shall, solely by reason of his/her handicap, be excluded from participation in, be denied the benefits of, or be subjected to discrimination under any program or activity for which the Contractor receives Federal financial assistance under this Contract.

      c. The Age Discrimination Act of 1975 (Pub. L. 94-135), as amended, and all requirements imposed by or pursuant to the Regulation of the Department of Health and Human Services (45 C.F.R. Part 91), to the end that, in accordance with the Act and the Regulation, no person in the United States shall, on the basis of age, be denied the benefits of, be excluded from participation
            in,  or  be subjected  to   discrimination  under   any   program or
            activity for which the Contractor receives Federal financial assistance under this Contract.

      The Contractor agrees that compliance with this assurance constitutes a condition of continued receipt of Federal financial assistance, and that it is binding upon the Contractor, its successors, transferees and assignees for the period during which such assistance is provided. The Contractor further recognizes that the United States shall have the right to seek judicial enforcement of this assurance.

X.    NON-COLLUSION AND ACCEPTANCE.   The undersigned  attests,  subject to  the
      ----------------------------
      penalties for perjury, that he is the contracting party, or that he is the representative, agent, member or officer of the contracting party, that he has not, nor has any other member employee, representative, agent or officer of the firm, company, corporation or partnership represented by him, directly or indirectly, to the best of his knowledge, entered into or offered to enter into any combination, collusion or agreement to receive or pay, and that he has not received or paid, any sum of money or other consideration for the execution of this agreement other than that which appears upon the face of the agreement.

WHEREOF, the parties have executed this Contract.


For the Contractor:                       For the State of Indiana:

/s/ Rick Jelinek                          /s/ Kathleen D. Gifford
--------------------------                -------------------------
Rick Jelinek                              Kathleen D. Gifford
Senior Vice President                     Assistant Secretary
Managed Care Solutions, Inc.              Office of Medicaid Policy Planning

Date: 1/19/98                             Date: 1/21/98
      -------------------                       -------------------

APPROVED:                                 APPROVED:


/s/ Ali Khan for                          /s/ Jay D. McQueen for
-------------------------                 -------------------------
Peggy Boehm, Director                     Betty Cockrum
State Budget Agency                       Commissioner
                                          Department of Administration

Date: 2/16/98                             Date: 2/5/98
      -------------------                       -------------------


APPROVED AS TO FORM AND LEGALITY


/s/ Jeffrey W. Hagedorn, Deputy
-------------------------
Jeffrey A. Modisett
Attorney General of Indiana

Date: 2/18/98
      -------------------

                                                                    EXHIBIT 10.2

                              PURCHASE AGREEMENT


      This purchase agreement ("the Agreement") is made and entered into as of this 7th day of January, 1998 by and between Beverly Enterprises, Inc., a Delaware corporation (the "Purchaser"), and Managed Care Solutions, Inc., a Delaware corporation (the "Seller").

                                     RECITAL

      The Seller desires to sell to the Purchaser, and the Purchaser desires to purchase from the Seller, 200,000 shares of Common Stock, $.01 par value, per share, of the Seller (the "Shares") at an aggregate purchase price of $1,000,000 on the terms and conditions hereinafter set forth.

                                   AGREEMENTS

      In consideration of the mutual representations, warranties and covenants and subject to the conditions herein contained, the parties hereto agree as follows:

      1.0   PURCHASE AND SALE

            1.1 The Seller agrees to sell, transfer, assign and deliver to the Purchaser at the Closing, and the Purchaser agrees to purchase and accept from the Seller, on the terms and subject to the conditions set forth in this Agreement, the Shares, free and clear of all liens, claims, charges, security interests, restrictions on transfer (other than restrictions under federal and state securities laws). The Shares shall be registered in such name or names as the Purchaser shall direct in a written notice delivered to the Seller at least three days prior to the Closing Date. On or before the Closing (as hereinafter defined), the Seller will have authorized the issuance and sale to Purchaser of the Shares in accordance with the applicable provisions of the General Corporation Law of the State of Delaware which Shares shall have the terms set forth in the Seller's Certificate of Incorporation, as amended, a copy of which is attached hereto as EXHIBIT A.

            1.2 As consideration for the Shares, the Purchaser agrees, on the terms and subject to the conditions set forth in this Agreement, to pay to or for the account of Seller the Purchase Price as set forth in Section 2.3.

      2.0   CLOSING

            2.1 The closing of the purchase and sale of the Shares shall take place at the offices of Bell, Boyd & Lloyd, at 1:00 P.M., local time, on January 5, 1998. In this Agreement, such event is referred to as the "Closing" and such date and time are referred to as the "Closing Date."

            2.2. At the Closing, the Seller shall deliver to the Purchaser:

                  2.2.1 a Certificate in proper form representing the Shares duly executed by the proper officers of the Seller;

                  2.2.2 a legal opinion of Bell, Boyd & Lloyd, dated as of the Closing Date satisfactory to the Purchaser, to the effect that (A) the Seller is a corporation validly existing in good standing under the laws of the State of Delaware, (B) the Seller has the corporate power to execute, deliver and perform its obligations under the terms of this Agreement and has taken all necessary action to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby, (C) this Agreement has been duly executed and delivered by the Seller and is a valid and legally binding obligation of the Seller, (D) no permit, consent, approval, or authorization of, or declaration to or filing with, any Governmental Body (as hereinafter defined) is necessary for the execution and delivery by the Seller of this Agreement or for the consummation by the Seller of the transaction contemplated hereby, (E) assuming the accuracy of the representations and warranties of the Purchaser set forth in Section 4.5 hereof, the issuance and sale of the Shares is exempt from registration and prospectus delivery requirements under the Securities Act and applicable state securities laws, (F) issuance and sale of the Shares does not violate the Seller's governing documents and (G) the Shares when issued upon payment of the Purchase Price by the Purchaser to the Seller will be duly authorized, validly issued, fully paid and nonassessable Shares of Common Stock, $.01 par value per share, of the Seller. The legal opinion of Bell, Boyd & Lloyd may be rendered in a form consistent with the Legal Opinion Accord of the ABA Section of Business Law (1992); and

                  2.2.3 a certificate of a duly authorized officer of Seller certifying that all representations and warranties of the Seller contained in this Agreement are true and correct on the Closing Date.

            2.3 At Closing, the Purchaser shall deliver to the Seller legal opinions of counsels, dated as of the Closing Date satisfactory to the Seller, to the effect that (A) the Purchaser is a corporation validly existing in good standing under the laws of the State of Delaware, (B) the Purchaser has the corporate power to execute, deliver and perform its obligations under the terms of this Agreement and has taken all necessary action to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby, and (C) this Agreement has been duly executed and delivered by the Purchaser and is a valid and legally binding obligation of the Purchaser.

            2.4 The Purchase Price for the Shares shall be $1,000,000. At Closing, in consideration for the delivery and transfer of the Shares, the Purchaser shall pay to the Seller the Purchase Price by wire transfer of immediately available funds to an account designated by the Seller at least one day prior to the Closing Date.

      3.0   REPRESENTATIONS AND WARRANTIES OF THE SELLER

            In order to induce the Purchaser to enter into this Agreement and to purchase the Shares, the Seller represents and warrants to the Purchaser as follows, which representations and warranties shall be true and correct on the date hereof and on the Closing Date:

            3.1 The Seller is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware and has all power (corporate and other) necessary to carry on its business as now being conducted and to own, lease and operate its properties. The Seller is duly licensed, qualified and authorized to conduct its business in Arizona and in all other jurisdictions in which the character and location of the assets owned by it or the nature of the business transacted by it requires licensing, qualification or authorization. This Agreement has been duly authorized, executed and delivered by the Seller and is a valid and legally binding obligation of the Seller, enforceable in accordance with its terms, except to the extent enforceability may be limited by (i) bankruptcy, insolvency, moratorium, liquidation, reorganization or similar laws affecting creditors' rights generally, regardless of whether such enforceability is considered in equity or law, and (ii) general equity principles. The Seller has taken all corporate action necessary to authorize issuance of the Shares. Upon Closing and the payment of the Purchase Price by the Purchaser, the Shares will be duly authorized and validly issued, fully paid, and non-assessable.

            3.2 Neither the execution or delivery of this Agreement nor the issuance, sale or delivery of the Shares, nor the performance by the Seller of its obligations under this agreement, nor the consummation of the transactions contemplated hereby:

            i. violate any provision of the governing documents of the Seller;

            ii. violate any statute, law, rule or regulation or any judgment, decree, order, regulation or rule of any court or governmental authority to which the Seller or any of its properties may be subject, except for such violations which, individually or in the aggregate, would not have a material adverse effect on the condition, financial or otherwise,  results of  operation,  business or  prospects  of the Seller or its subsidiaries, taken as a whole (a "Material Adverse Effect"); or

            iii. violate, or be in conflict with, or constitute a default under, or permit the termination of, or require the consent of any person under, or result in the creation of any lien upon any property of the Seller under, any mortgage, indenture, loan agreement, note, debenture or other agreement for borrowed money or any other agreement to which the Seller is a party or by which the Seller (or its properties) may be bound, except for such violations, conflicts, defaults, terminations and liens which, individually or in the aggregate, would not have a Material Adverse Effect or which violations, conflicts or defaults have been consented to or otherwise waived by the other party or parties to any such mortgage, indenture, loan agreement, note, debenture or other agreement for borrowed money or any other agreement to which the Seller is a party.

            3.3 Except as contemplated in the consolidated financial statements of the Seller and its subsidiaries for the fiscal year ended May 31, 1997, as set forth in the Seller's Annual Report on Form 10-K filed with the Securities and Exchange Commission for Seller's fiscal year ended May 31, 1997 (the "1996/1997 Financial Statements"), (a) there is no action, proceeding or investigation pending, or threatened against or affecting the Seller or its business or the business of any of its subsidiaries in any court or before any governmental authority or arbitration board or tribunal, foreign or domestic, except for such actions which, if adversely determined, singly and in the aggregate, would not have a Material Adverse Effect, and there is no such action seeking to restrain, enjoin, prevent the consummation of or otherwise challenge, the transactions contemplated by this Agreement including, but not limited to the issuance and sale of the Shares. All applications, reports and other filings required by any governmental authority or agency to be filed through the date hereof have been duly and timely filed as of the date hereof and (b) neither the Seller nor its business is subject to any judgment, order, or decree of any court, governmental authority or arbitration board or tribunal, and there are no material actions, proceedings or other matters pending before any state insurance department to which Seller or any of its subsidiaries is a party.

            3.4 At the Closing, the Seller will convey to Purchaser good and marketable title to the Shares free and clear of any liens, encumbrances, pre-emptive rights or other claims.

            3.5 The Seller has no obligation to pay any fees or commissions to any investment banker, broker, finder or agent with respect to the sale of the Shares contemplated by this Agreement.

            3.6 The net proceeds from the sale of the Shares hereunder will be used for the Seller's general corporate purposes.

            3.7 The authorized and outstanding capital stock of the Seller is as stated in the 1996/1997 Financial Statements.

            All such outstanding shares have been duly authorized and validly issued and are paid and nonassessable.

            Except as set forth on Schedule 3.7, as of the date hereof and after giving effect to the Closing (a) there are no outstanding subscriptions, warrants, options, calls or commitments of any character relating to or entitling any person or entity to purchase or otherwise acquire any capital stock or other equity securities of Seller; (b) there are no obligations or securities convertible into or exchangeable or exercisable for shares of any capital stock or other equity securities of Seller or any commitments of any character relating to or entitling any person or entity to purchase or otherwise acquire any such obligations or securities; and (c) there are no preemptive or similar rights to subscribe for or to purchase any capital stock or other equity securities of Seller which are not disclosed in the Seller's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

            Seller has not entered into any agreement to register its equity or debt securities under the Securities Act, except as identified on Schedule 3.7 hereto.

            3.8 Except as set forth on Schedule 3.8, the Seller's outstanding indebtedness is as stated in the 1996/1997 Financial Statements.

            3.9 The 1996/1997 Financial Statements have been prepared in accordance with GAAP and fairly present the financial position and results of operations of the Seller as of the dates and for the periods indicated.

            3.10 Except as set forth on Schedule 3.10, since May 31, 1997, there has been no change and no event has occurred with respect to Seller or any of its subsidiaries or with respect to the business of Seller and its subsidiaries which would constitute a Material Adverse Effect.

            3.11 None of the documents or information regarding Seller and its business furnished by or on behalf of the Seller to Purchaser in connection with the negotiation and sale of the Shares, contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. There is no fact known to the Seller which the Seller has not disclosed to Purchaser which could have a Material Adverse Effect.

            3.12 All tax returns required to be filed by the Seller and each of its subsidiaries in any jurisdiction (including foreign jurisdictions) have been so filed, and all taxes, assessments, fees and other charges due or claimed to be due which are due and payable have been paid, other than those being contested in good faith or those currently payable without penalty or interest. The Seller knows of no actual or proposed material additional tax assessments or any fiscal period with respect to the Seller and each of its subsidiaries or of any basis therefor. Except as set forth in Schedule 3.12, no tax returns are under audit, and no waivers of the statute of limitations or extensions of time with respect to any tax returns have been granted.

            3.13

            i. The execution and delivery of this Agreement and the sale of the Shares will not involve any prohibited transaction within the meaning of the Employee Retirement Income Security Act of 1974 ("ERISA") or Section 4975 of the Code.

            ii. The Seller is in compliance in all material respects with any applicable provisions of ERISA and the Code and the regulations and published interpretations thereunder with respect to all employee pension benefit plans
                  (collectively, "Pension Plans") and all employee welfare benefit plans (collectively "Welfare Plans") maintained or contributed to by the Seller. No reportable event has occurred or is reasonably expected to occur with respect to any Pension Plan. There are no unfunded benefit liabilities under any of the Pension Plans. The Seller has not incurred or is not reasonably expected to incur any withdrawal liability under Title IV or ERISA with respect to any multi-employer plan maintained or contributed to by the Seller. The Seller has no obligation to make any payment to or with respect to any former employee of the Seller pursuant to any retiree medical benefit or other Welfare Plan.

                  As used in this Section 3.13, the terms "employee pension benefit plan," "employee welfare benefit plan," "reportable event," "unfunded benefit liabilities," "withdrawal liability" and "multi-employer plan" shall have the meanings assigned to such terms in ERISA.

                  Schedule 3.13 contains a complete list of all employee pension benefit plans, employee welfare benefit plans and multi-employer plans with (i) are maintained or contributed to by the Company.

            3.14 To its knowledge, the Seller is not in violation of any statutes, laws, ordinances, or governmental rules or regulations or any judgment, order or decree (federal, state, local or foreign) to which it or its business is subject or has it failed to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership or operation of its properties or the conduct of its businesses.

            3.15 The offer, issuance, sale or delivery of the Shares at the Closing as contemplated hereby requires no consent, approval or authorization of, or notice to, or filing, registration or qualification with, any governmental authority other than the filings, registrations or qualifications under the state securities laws or "blue sky" laws of any state of the United States of America that may be required to be made or obtained, all of which shall have been made or obtained on the Closing Date (and copies of which shall have been delivered to Purchaser).

            3.16  Assuming the accuracy of the  representations  of Purchaser in
Section 4.5, the sale of the Shares hereunder is exempt from the registration and prospectus delivery requirements of the Securities Act.

            The Purchaser is the sole purchaser of the Shares. The Seller agrees that neither it, nor anyone acting on its behalf, will offer or sell any shares of its common stock or any portion of them, if such offer or sale might bring the issuance and sale of the Shares hereunder within the provisions of Section 5 of the Securities Act, or offer any similar securities for issuance or sale to, or solicit any offer to acquire any of the same from, or otherwise approach or negotiate with respect thereto with, anyone if the sale of the Shares and any such securities could be integrated as a single offering for the purposes of the Securities Act.

            3.17 To its knowledge, the Seller is in compliance with the provisions of all environmental laws relating to its business, properties and assets; (ii) the Seller has not violated any provision of any applicable environmental laws; and (iii) to its knowledge, the Seller has no liability, absolute or contingent, under any environmental law.

      4.0   REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

            In order to induce the Seller to enter into this Agreement and to sell the Shares, the Purchaser represents and warrants as follows:

            4.1 The Purchaser is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware and has all power (corporate and other) necessary to enter into this Agreement. This Agreement has been duly executed and delivered by the Purchaser and is a valid and legally binding obligation of the Purchaser, enforceable in accordance with its terms, except to the extent enforceability may be limited by (i) bankruptcy, insolvency, moratorium, liquidation, reorganization or similar laws affecting creditors' rights generally, regardless of whether such enforceability is considered in equity or law, and (ii) general equity principles.

            4.2 Neither the execution, delivery and performance of this Agreement by the Seller, nor the Consummation by it of the transaction contemplated hereby, will violate any law or regulation, or any order, writ, injunction, or decree of the United States or any court, arbitrator, or governmental or regulatory official, body, subdivision, instrumentality, agency or authority, whether federal, state or local ("Governmental Body"), applicable to the Purchaser, its business or properties, or will, in any material respect, conflict or be inconsistent with or result in any breach of any of the terms, covenants, conditions or provisions of, or constitute a default under, any material agreement to which the Purchaser is a party or by which it is bound. No permit, consent, approval, or authorization of, or declaration to or filing with, any Governmental Body or any other person is necessary for the execution and delivery by the Seller of this Agreement or for the consummation by the Purchaser of the purchase of the Shares contemplated hereby.

            4.3 There are no actions, suits, investigations or proceedings pending or, to the actual knowledge of the Purchaser, threatened against or affecting the Purchaser or its respective assets by or before any Governmental Body or any other tribunal that could, if adversely decided, have a material adverse effect on the consummation of the sale of the Shares contemplated hereby.

            4.4 The Purchaser has no obligation to pay any fees or commissions to any investment banker, broker, finder or agent with respect to the sale of the Shares contemplated by this Agreement.

            4.5 The Purchaser is acquiring the Shares for investment and the Purchaser understands that the Shares are to be held for investment purposes only and not for distribution. The Purchaser understands that the Shares have not been registered under the Securities Act of 1933 and, therefore, cannot be sold or transferred unless either they are subsequently registered under such Act (as well as under any applicable state securities laws) or an exemption from such registration is available. The Purchaser is an accredited investor, as such term is defined in Regulation D under the Securities Act of 1933, as amended.

      5.0   COVENANTS

            5.1 FURTHER ASSURANCES. From and after the Closing, upon the reasonable request of the Purchaser, the Seller shall execute, acknowledge and deliver all such further acts, deeds, bills of sale, assignments, transfers, conveyances, powers of attorney and assurances as may reasonably be required to convey and transfer to and vest in the Purchaser and protect the Purchaser's right, title and interest in the Shares.

            5.2   REGISTRATION RIGHTS.

            5.2.1 DEMAND REGISTRATIONS. (a) Upon the written request of the Purchaser that the Seller register all or part of the Shares (which request shall satisfy the requirements of paragraph (c) of this Section 5.2.1), the Seller shall, subject in all cases to the provisions of paragraph (b) of this Section 5.2.1, thereupon, use its reasonable best efforts to cause the Shares specified in such request to be so registered as soon as practicable, but not later than 90 days after the date of the Purchaser's written request to register.

            (b) The Seller's obligation to register all or part of the Shares pursuant to paragraph (a) of this Section 5.2.1 shall in all cases be subject to the following limitations and qualifications:

                  (i) The Seller  shall (x) be  required to effect only one such demand registration with respect to shares of Common Stock, including the Shares owned by the Purchaser, if such registration is ordered or declared effective and (y) not be obligated to file a registration statement at any time if a special audit of the Seller would be required by the rules and regulations of the Securities and Exchange Commission (the "Commission") in connection therewith; and

                  (ii) The Seller shall be entitled to postpone for a reasonable period of time not to exceed 90 days the filing of any registration statement otherwise required to be prepared and filed by it if, at the time it receives a request for registration, the Seller determines, in its reasonable judgment, that such registration would materially interfere with any financing, acquisition, corporate reorganization or other material transaction then being contemplated by its Board of Directors, involving the Seller, and promptly gives the Purchaser written notice of such determination and the reasons therefor, provided that the Seller shall not defer its obligations in this manner more than twice in any twelve month period and the Seller shall not defer its obligation until 90 days have expired after any prior deferral. In such event, the Purchaser shall have the right to withdraw the request for registration by giving written notice to the Seller within 30 days after receipt of the notice of postponement (and, in the event of such withdrawal, such request shall be ignored for purposes of counting the demand registration to which the Purchaser is entitled pursuant to this paragraph (b)).

            For purposes of this paragraph (b), "special audit" shall mean an audit other than a year-end audit, requiring an opinion of the Seller's independent public accountants.

            (c) Any written  request of the Purchaser made pursuant to paragraph
      (a) of this Section 5.2.1 shall:

                  (i) specify the number of the Shares which the Purchaser intends to offer and intends to sell and the source of such shares (transaction in which they were acquired);

                  (ii) state the firm  intention of the  Purchaser to offer such shares for sale;

                  (iii) describe the intended method of distribution of such shares; and

                  (iv) contain an  undertaking  on the part of the  Purchaser to provide all such information and materials concerning the Purchaser and take all such action as may be required to permit the Seller to comply with all applicable requirements of the Commission and to obtain acceleration of the effective date of the registration statement.

            5.2.2 PARTICIPATION REGISTRATIONS. (a) If, at any time from the date hereof, the Seller shall propose to register under the Securities Act of 1933 (the "Securities Act") an offering of Common Stock to be offered and sold by it or any stockholder, it shall give written notice of such proposed registration to the Purchaser as promptly as possible and shall, subject in all cases to paragraph (b) of this Section 5.2.2, use its reasonable best efforts to include in the offering such number of the Shares then owned by the Purchaser as the Purchaser shall request, within 10 days after the giving of such notice, to be included, such offering to be upon the same terms (including the method of distribution) as the Common Stock being sold by the Seller pursuant to any such offering.

            (b) The Seller's obligation to include the Shares owned by the Purchaser in any offering pursuant to paragraph (a) of this Section 5.2.2 shall in all cases be subject to the following limitation and qualifications:

                  (i) The Seller  shall not be  required  to give  notice to the
            Purchaser or include such shares in any such registration if the proposed registration is (x) a registration of stock option or compensation plan or of Common Stock issued or issuable pursuant to any such plan, or (y) a registration of Common Stock proposed to be issued in exchange for securities or assets of, or in connection with a merger or consolidation with, another corporation;

                  (ii) The Seller  may  require  that the number of such  Shares requested to be included in such registration be reduced, or that all such Shares be excluded from any such registration, if it is advised in writing by its managing underwriter that such reduction or exclusion, as the case may be, is necessary to permit the orderly sale and distribution of the securities being offered by the Seller. Any reduction shall be made pro rata among all selling shareholders in proportion to the relative number of Shares sought by each to be registered. If the Seller shall require such a reduction, the Purchaser shall have the right to withdraw from the offering;

                  (iii) The Seller may, in its sole  discretion  and without the consent of the Purchaser, withdraw such registration statement and abandon the proposed offering in which the Purchaser had requested to participate; and

                  (iv) The  Seller  shall be  required  to effect  only one such registration; provided that the Purchaser's right to registration under this Section 5.2.2 shall not expire unless all Shares the Purchaser has requested under Section 5.2.2(a) to be registered have been so registered.

            5.3 CERTAIN COVENANTS OF THE SELLER. (a) In connection with any registration of the Shares undertaken by the Seller pursuant to Section 5.2.1 and, if and to the extent appropriate, Section 5.2.2, the Seller shall:

            (i) prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

            (ii) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement current for such period not to exceed 270 days as the Purchaser shall request and to comply with the provisions of the Securities Act with respect to the sale of all of the Shares covered by such registration statement during such period;

            (iii) provide the Purchaser a reasonable opportunity to review and, in the case of registrations effected pursuant to Section 5.2.1, approve prior to filing (x) any registration statement filed by the Seller in connection with a registration effected pursuant to Section 5.1.2 or
      Section 5.2.2 and (y) any amendments or supplements to such registration statement and any prospectus used in connection therewith;

            (iv) furnish to the Purchaser such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and prospectus supplement), copies of which are in conformity with the requirements of the Securities Act, and such other documents as the Purchaser may reasonably request in order to facilitate the sale of the Shares covered by such registration statement;

            (v) use its best efforts to register or qualify the Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as the Purchaser shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable the Purchaser to consummate the sale in such jurisdictions of such Shares; provided that the Seller shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this paragraph (v) be obligated to be so qualified, to subject itself to taxation in any such jurisdiction or to consent to general service of process in any such jurisdiction;

            (vi) notify the Purchaser, at any time when a prospectus relating to the Shares covered by such registration statement is required to be delivered under the Securities Act, of the Seller's becoming aware that the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing, and at the request of the Purchaser promptly prepare and furnish to the Purchaser a reasonable number of copies of a prospectus supplemented or amended so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing;

            (vii) provide a transfer agent and registrar for the Shares covered by such registration statement not later than the effective date of such registration statement;

            (viii) enter into such agreements (including an underwriting agreement in customary form) and take such other actions as the Purchaser reasonably requests in order to expedite or facilitate the disposition of such shares;

            (ix) The Seller shall pay all expenses incident to all registration and filing fees, fees and expenses of compliance with securities or blue sky laws (including reasonable fees and disbursements of counsel in connection with blue sky qualifications of the registrable securities), rating agency fees, printing expenses, messenger and delivery expenses, the fees and expenses incurred in connection with the listing of the securities to be registered on securities exchanges or NASDAQ, fees and disbursements of counsel for the Seller and its independent certified public accountants. Except as provided above, the Seller will not have any responsibility for any of the expenses of the Purchaser incurred in connection with any registration hereunder, including, without limitation, underwriting discounts or commissions attributable to the sale of registrable securities; and

            (x) INDEMNIFICATION. (1) In connection with any registration of the Shares of the Purchaser pursuant to Sections 5.2.1 and 5.2.2 hereof, the Seller agrees to indemnify, to the full extent permitted by law, the Purchaser, and its respective directors, officers, partners, agents and affiliates, against all losses, claims, damages, liabilities and expenses (including attorneys' fees and disbursements) to which Purchaser or any such director, officer, partner, agent, affiliate or controlling person or entity may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities arise out of or are based upon any untrue or alleged untrue statement of a material fact contained in any registration statement, prospectus or preliminary prospectus (or any amendment or supplement thereto) or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, except insofar as the same are caused by any such untrue statement or alleged untrue statement or any such omission or alleged omission if (x) such untrue statement or omission is completely corrected in an amendment or supplement to such preliminary prospectus or prospectus supplement, the seller of the Shares has an obligation under the Securities Act to deliver a prospectus or prospectus supplement in connection with such sale of the Shares and the seller of such Shares thereafter fails to deliver such prospectus or prospectus supplement as so amended or supplemented prior to or concurrently with the sale of the Shares to the person asserting such loss, claim, damage or liability after the Seller has furnished the seller with a sufficient number of copies of the same, or (y) such untrue statement or omission is caused by or contained in any information with respect to the Purchaser furnished in writing to the Seller by the Purchaser expressly for use therein, or caused by the Purchaser's failure to deliver to a prospective purchaser a copy of the registration statement or prospectus or any amendments or supplements thereto. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Purchaser or any such director, officer, partner, employee, agent, affiliate or controlling person and shall survive the transfer of the Shares by such Purchaser.

            (2) In connection with any registration in which the Purchaser is participating, the Purchaser will furnish to the Seller in writing such information with respect to it as the Seller reasonably requests for use in connection with any such registration statement, prospectus or preliminary prospectus and agrees to indemnify, to the full extent permitted by law, the Seller, its directors and officers and each person who controls the Seller (within the meaning of the Securities Act) and, in connection with an underwritten offering, each underwriter and each person who controls the underwriters (within the meaning of the Securities Act) against any losses, claims, damages, liabilities and expenses (including attorneys' fees and disbursements) caused by any untrue or alleged untrue statement of a material fact contained in any registration statement, prospectus or preliminary prospectus or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, to the extent, but only to the extent, that such untrue statement or omission is in conformity with and contained in any information with respect to the Purchaser so furnished in writing by the Purchaser expressly for use therein, PROVIDED, HOWEVER, that (x) the indemnifying party shall not be liable in any such case to the extent that any such statement or omission is completely corrected in the final prospectus, in the case of a preliminary prospectus, or in an amendment or supplement to a prospectus or prospectus supplement and (y) the liability of such indemnifying party under this Section 5.3(a)(x) shall be limited to the amount of proceeds received by such indemnifying party in the offering giving rise to such liability. Such indemnity shall remain in full force and effect, regardless of any investigation made by or on behalf of the Seller or any such director, officer, or controlling person and shall survive the transfer of the Shares of the Purchaser.

            (3) Any person entitled to indemnification hereunder agrees to give prompt written notice to the indemnifying party after the receipt by such person of any written notice of the commencement of any action, suit, proceeding or investigation or threat thereof made in writing for which such person will claim indemnification or contribution pursuant to this Agreement (PROVIDED, HOWEVER, that the failure of any indemnified party to give such notice shall not relieve the indemnifying party of its obligations under Sections 5.3(a)(x)(1) or (2) hereof except to the extent that the indemnifying party is materially prejudiced by such failure to give notice) and, unless in the reasonable judgment of such indemnified party a conflict of interest may exist between such indemnified party. If the indemnifying party is not entitled to, or elects not to, assume the defense of a claim, it will not be obligated to pay the fees and expenses of more than one counsel with respect to such claim, unless in the reasonable judgment of any indemnified party a conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such claim, in which event the indemnifying party shall be obligated to pay the fees and expenses of such additional counsel or counsels. The indemnifying party will not be subject to any liability for any settlement made without its consent, which consent shall not be unreasonably withheld or delayed.

            (4) If the indemnification provided for in this Section 5.3(a) from the indemnifying party is unavailable to an indemnified party hereunder in respect of any losses, claims, damages, liabilities or expenses referred to in any notice referred to in 5.3(a)(x)(3), then the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the indemnifying party and indemnified parties in connection with the actions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified parties shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party as a result of the losses, claims, damages, liabilities and expenses referred to above shall be deemed to include, subject to the limitations set forth in Section 5.3(a)(x)(2), any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding.

      (b) The Seller shall take all reasonable actions necessary so as to enable the Purchaser to make sales of the Shares under Rule 144 (or any successor rule) under the Securities Act and in accordance with applicable laws, rules and regulations, the requirements of the Seller's transfer agent(s), and the reasonable requirements of the broker through which the sales are proposed to be executed. Seller shall make all filings required to be made under the Securities Exchange Act of 1934 and the rules thereunder, and shall provide to Purchaser copies of such filings on request.

      (c) From and after the date of the Shares, the Seller shall not, without the written consent of the Purchaser, enter into any agreement granting to any person or entity any registration rights that are more favorable than the registration rights granted to the Purchaser under this Agreement, unless the same rights are granted to the Purchaser.

            5.4 STANDSTILL. In the event of a registered public offering, the Purchaser will agree with the underwriters not to sell any Shares for up to 180 days following commencement of the offering if and only if the Purchaser has been offered the opportunity to participate in the offering and the underwriters have not reduced the number of shares that the Purchaser may sell.

            5.5 ACQUISITION OF ADDITIONAL SHARES. The Purchaser agrees that without the consent of the Seller it will not acquire shares of Common Stock $.01 par value per share of the Seller, in the open market or otherwise, if such acquisition would cause Purchaser immediately after the consummation thereof to own more than 10% of the outstanding shares of Common Stock $.01 par value per share of the Seller.

            5.6 LEGEND. The Purchaser and the Seller agree that the certificates for the Shares delivered pursuant to Section 2.2.2 hereof may, if Purchaser deems it necessary, have imprinted therein the following legend:

            "THE SHARES REPRESENTED BY THIS CERTIFICATE (THE "SHARES") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"), AND THE HOLDER HEREOF, BY HIS ACCEPTANCE HEREOF, ACKNOWLEDGES AND AGREES THAT THE SHARES MUST BE HELD INDEFINITELY UNLESS (I) A REGISTRATION STATEMENT RELATING TO THE SHARES AND DESCRIBING THE PROPOSED TRANSFER HAS BECOME EFFECTIVE UNDER THE ACT OR (II) THE CORPORATION HAS RECEIVED AN OPINION OF ITS COUNSEL, OR OF COUNSEL SATISFACTORY TO IT, THAT THE PROPOSED TRANSFER WILL NOT VIOLATE THE REGISTRATION REQUIREMENTS OF THE ACT. THE CORPORATION WILL FURNISH WITHOUT CHARGE TO EACH STOCKHOLDER WHO SO REQUESTS A DESCRIPTION OF THE POWERS, DESIGNATIONS, PREFERENCES AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER SPECIAL RIGHTS OF EACH CLASS OF STOCK OF THE CORPORATION OR SERIES THEREOF AND THE QUALIFICATIONS, LIMITATIONS OR RESTRICTIONS OF SUCH PREFERENCES AND/OR RIGHTS, AS WELL AS A DESCRIPTION OF RESTRICTIONS AGREED TO BY THE ORIGINAL HOLDER OF THE SHARES."

      Seller agrees to remove such legend two years after the Closing Date.

      6.0   INDEMNIFICATION

            6.1 The Seller agrees to indemnify, defend and hold harmless the Purchaser and its directors, employees and agents (collectively, the "Purchaser Indemnified Persons"), from and against all losses, claims, damages, liabilities, expenses (including reasonable legal fees and expenses), judgments, fines, settlements and other amounts incurred or suffered by the Purchaser or the Purchaser Indemnified Persons and arising out of (i) the inaccuracy of any of the representations and warranties made by the Seller in this Agreement or
(ii) any breach by the Seller of this Agreement.

            6.2 The Purchaser agrees to indemnify, defend and hold harmless the Seller and its directors, employees and agents (the "Seller Indemnified Persons") from and against all losses, claims, damages, liabilities, expenses (including reasonable legal fees and expenses), judgments, fines, settlements and other amounts incurred or suffered by the Seller or the Seller Indemnified Persons and arising out of (i) the inaccuracy of any of the representations and warranties made by the Purchaser in this Agreement or (ii) any breach by the Purchaser of this Agreement.

            6.3 Any party entitled to indemnification hereunder will give prompt written notice to the indemnifying party of any claim with respect to which it seeks indemnification and, unless in such indemnified party's reasonable judgment a conflict of interest between such indemnified and indemnifying parties may exist with respect to such claim, permit such indemnifying party to assume the defense of such claim with counsel reasonably satisfactory to the indemnified party. If such defense is assumed, the indemnifying party will not be subject to any liability for any settlement made by the indemnified party without its consent (but such consent will not be unreasonably withheld). An indemnifying party who is not entitled to, or elects not to, assume the defense of a claim will not be obligated to pay the fees and expenses of more than one counsel for all parties indemnified by such indemnifying party with respect to such claim, unless in the reasonable judgment of such counsel a conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such claim.

      7.0   MISCELLANEOUS

            7.1 The representations, warranties, covenants and agreements contained herein are continuing in nature and shall survive the execution and delivery of this Agreement and the Closing, regardless of any investigation made by or on behalf of any party to this Agreement.

            7.2 The parties hereto may amend, modify and supplement this Agreement in such manner as may be agreed upon by them in writing.

            7.3 Each party to this Agreement shall pay all of the expenses incurred by it in connection with this Agreement, including without limitation its legal and accounting fees and expenses, and the commissions, fees and expenses of any person employed or retained by it to bring about, or to represent it in, the sale of the Shares contemplated hereby.

            7.4 This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

            7.5 This instrument and the exhibits and schedules attached hereto contain the entire agreement of the parties hereto with respect to the purchase of the Shares, and supersede all prior understandings and agreements of the parties with respect to the subject matter hereof.

            7.6 The descriptive headings in this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

            7.7 This Agreement may be executed in any number of counterparts, each of which shall be deemed an original.

            7.8 All notices provided for in this Agreement shall be in writing, duly signed by the party giving such notice, and shall be sent by Federal Express or other reliable overnight courier, sent by fax or mailed by registered or certified mail, return receipt requested, as follows:

            If to the Purchaser, addressed to such party at:

                  Beverly Enterprises, Inc.
                  5111 Rodgers Avenue
                  Suite 40-A
                  Fort Smith, Arkansas 72919
                            Attention: Phillip Small

            with a copy to:

                  Latham & Watkins
                  Sears Tower, Suite 5800
                  Chicago, Illinois  60606
                        Attention: Christopher D. Lueking

            If to the Seller, addressed to:

                  Managed Care Solutions, Inc.
                  7600 N. 16th Street
                  Suite 150
                  Phoenix, Arizona  85020
                        Attention:  President

            with a copy to:

                  Bell, Boyd & Lloyd
                  Three First National Plaza
                  Chicago, Illinois 60602-4207
                           Attention: William G. Brown

Each notice shall be deemed to have been given upon the earliest of (i) the receipt of such notice by the intended recipient thereof, (ii) two days after it is sent by Federal Express or other reliable overnight courier or sent by fax, or (iii) five days after it is mailed by registered or certified mail, postage prepaid, return receipt requested.

            7.9 This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona applicable to contracts made and to be performed therein.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.


                                       BEVERLY ENTERPRISES, INC.



                                       By: /s/ David G. Merrill
                                           -------------------------------
                                          Its: Vice President
                                               ---------------------------



                                       MANAGED CARE SOLUTIONS, INC.


                                       By: /s/ Michael J. Kennedy
                                           -------------------------------
                                          Its: Chief Financial Officer
                                               ---------------------------