Form 10-Q/A
period 1998-02-28
MANAGED CARE SOLUTIONS INC
filed 1998-04-15
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A-1

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

          (a)  Exhibits
               (10.1) Agreement   between   the   registrant   and  the State of
                      Indiana.(1)
               (10.2) Purchase  Agreement  between  the  registrant and  Beverly
                      Enterprises, Inc.(1)
               (10.3) 1998 CEO Stock Option Plan
               (10.4) Stock    Option    Certificate  for  Options   Granted  to
                      Michael D. Hernandez
               (27)   Financial data schedule.(1)

          (b)  Reports on Form 8-K

               None


     (1) Filed as part of the registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.

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


                        MANAGED CARE SOLUTIONS, INC.

                        By:     /s/ Michael D. Hernandez
                                ------------------------
                                Michael D. Hernandez, Chairman and Chief
                                Executive Officer

                        By:     /s/ Michael J. Kennedy
                                ----------------------
                                Michael J. Kennedy, Chief Financial Officer

                        Dated:  April 15, 1998

[TYPE]                   EX-10.3 1998 CEO Stock Option Plan
                                                                   Exhibit  10.3

                          MANAGED CARE SOLUTIONS, INC.
                           1998 CEO STOCK OPTION PLAN

      The purpose of this Stock Option Plan (the "Plan") is to benefit Managed Care Solutions, Inc. (the "Company") and its subsidiaries through the maintenance and development of management by offering certain present and future executive and key personnel a favorable opportunity to become holders of stock in the Company over a period of years, thereby giving them a permanent stake in the growth and prosperity of the Company and encouraging the continuance of their services with the Company or its subsidiaries. Options granted under this Plan are intended not to qualify as "Incentive Stock Options" as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Plan shall be construed so as to carry out that intention.

      1.  ADMINISTRATION.  The Plan shall be  administered  by a committee  (the
"Committee") of the Board of Directors composed of no fewer than two "non-employee" "outside" directors designated by the Board of Directors. For purposes of this Plan, "non-employee" directors shall include directors who meet the tests for "non-employee directors" under the rules and regulations adopted by the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934 and (b) "outside" directors shall include directors who meet the tests for "outside director" under the Regulations adopted by the Internal Revenue Service relating to Section 162 of the Code, including all of the transition rules thereunder. A majority of the Committee shall constitute a quorum, and the acts of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by all of the members, shall be the acts of the Committee. This Plan and options granted under this Plan are intended to qualify for exemption from Section 16(b) of the Securities Exchange Act of 1934 and to qualify as performance-based compensation under
Section 162 of the Code and shall be interpreted in such a way as to result in such qualification.

      Subject to the provisions of the Plan, the Committee shall have full and final authority, in its absolute discretion, (a) to determine the persons to be granted options under the Plan, (b) to determine the number of shares subject to each option, (c) to determine the time or times at which options will be granted, (d) to determine the option price of the shares subject to each option, which price shall not be less than the minimum specified in Section 4 of the Plan, (e) to determine the time or times when each option becomes exercisable and the duration of the exercise period, (f) to prescribe the form or forms of the agreements evidencing any options granted under the Plan (which forms shall be consistent with the Plan), (g) to adopt, amend and rescind such rules and regulations as, in the Committee's opinion, may be advisable in the administration of the Plan, and (h) to construe and interpret the Plan, the rules and regulations and the agreements evidencing options granted under the Plan and to make all other determinations deemed necessary or advisable for the administration of the Plan. Any decision made or action taken in good faith by the Committee in connection with the administration, interpretation, and implementation of the Plan and of its rules and regulations shall, to the extent permitted by law, be conclusive and binding upon all optionees under the Plan and upon any person claiming under or through such an optionee, and no director of the Company shall be liable for any such decision made or action taken by the Committee.

      2. ELIGIBILITY. Options shall be granted only to key employees and directors (other than members of the Committee) of the Company and its subsidiaries.

      3.    GRANTING OF OPTIONS.

            (a) The Committee may grant options under which a total of not more than 400,000 shares of the common stock of the Company may be purchased from the Company, subject to adjustment as provided in paragraph 9. Since this Plan is being adopted principally to be used for the Chief Executive Officer of the Company, options to purchase up to 400,000 shares of the common stock of the Company may be granted to the Chief Executive Officer of the Company.

            (b) No options shall be granted under the Plan after January 12, 2008. If an option expires or is terminated or canceled unexercised as to any shares, such released shares may again be optioned (including a grant in substitution for a canceled option). Shares subject to options may be made available from unissued or reacquired shares of common stock.

            (c) Nothing contained in the Plan or in any option granted pursuant thereto shall confer upon any optionee any right to be continued in the employment of the Company or any subsidiary of the Company, or interfere in any way with the right of the Company or its subsidiaries to terminate his employment at any time.

      4. OPTION PRICE. The option price shall be determined by the Committee and, subject to the provisions of paragraph 9, shall be not less than the fair market value, at the time the option is granted, of the stock subject to the option.

      5. DURATION OF OPTIONS, INCREMENTS AND EXTENSIONS.

            (a) Subject to the provisions of paragraph 7, each option shall be for such term of not more than ten years as shall be determined by the Committee at the date of the grant. Each option shall become exercisable in such installments, at such time or times, and may be subject to such conditions, including conditions based upon the performance of the Company, as the Committee may in its discretion determine at the date of grant.

            (b) The Committee may in its discretion (i) accelerate the exercisability of any option or (ii) at any time before the expiration or termination of an option previously granted, extend the terms of such option (including options held by officers) for such additional period as the Committee, in its discretion, shall, determine, except that the aggregate option period with respect to any option, including the original term of the option and any extensions thereof, shall never exceed ten years.

      6.    EXERCISE OF OPTION.

            (a) An option may be exercised by giving written notice to the Company, attention of the Secretary, specifying the number of shares to be purchased, accompanied by the full purchase price for the shares to be purchased in cash or by check, except that the Committee may permit the purchase price for the shares to be paid, all or in part, by the delivery to the Company of other shares of common stock of the Company in such circumstances and manner as it may specify. For this purpose, the per share value of the Company's common stock shall be the fair market value at the close of business on the date preceding the date of exercise.

            (b) At the time of exercise of any option, the Committee may, if it shall determine it necessary or desirable for any reason, require the optionee (or his heirs, legatees, or legal representative, as the case may
      be) as a condition upon the exercise, to deliver to the Company a written representation of present intention to purchase the shares for his own account for investment and an agreement not to distribute or sell such shares in violation of the registration provisions of applicable securities laws. If such representation and agreement are required to be delivered, an appropriate legend may be placed upon each certificate delivered to the optionee upon his exercise of part or all of the option and a stop transfer order may be placed with the transfer agent.

            (c) Each option shall also be subject to the requirement that, if at any time the Committee determines, in its discretion, that the listing, registration or qualification of the shares subject to the option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the issue or purchase of shares thereunder, the option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.

            (d) If the Committee shall determine it necessary or desirable for any reason, an option shall provide that it is contemplated that the shares acquired through the exercise of the option will not be registered under applicable federal and state securities laws and that such shares cannot be resold unless they are registered under such laws or unless an exemption from registration is available, and the certificate for any such shares issued upon the exercise of the option shall bear a legend making appropriate reference to such provisions.

      7.    TERMINATION OF EMPLOYMENT-EXERCISE THEREAFTER.

            (a) If the employment or tenure as a director of any optionee with the Company or any of its subsidiaries is terminated for any reason other than death, permanent disability, retirement or cause, such optionee's option, to the extent the option is exercisable at the date of termination, shall expire ninety days after the termination of employment or directorship (or upon the scheduled termination of the option, if earlier), and all rights to purchase shares pursuant thereto shall terminate at such time. Temporary absence from employment because of illness, vacation, approved leave of absence, or transfer of employment among the Company and its parent or subsidiary corporations, shall not be considered to terminate employment or to interrupt continuous employment.

            (b) In the event of termination of employment or directorship because of death or permanent disability (within the meaning of Section 22(e)(3) of the Code), the option may be exercised in full, unless otherwise provided at the time of grant, without regard to any installments established under paragraph 5 hereof, by the optionee or, if he is not living, by his heirs, legatees, or legal representative or alternate payee under a qualified domestic relations order, as the case may be, during its specified term prior to one year after the date of death or permanent disability. In the event of termination of employment or directorship because of retirement, the option may be exercised by the optionee (or, if he dies within three months after such termination, by his heirs, legatees, legal representative or alternate payee under a qualified domestic relations order, as the case may be), at any time during its specified term prior to three months after the date of such termination, but only to the extent the option was exercisable at the date of such termination.

            (c) If an optionee is discharged for cause, his option shall expire forthwith and all rights to purchase shares under it shall terminate immediately. For this purpose, "discharge for cause" means a discharge on account of dishonesty, disloyalty or insubordination.

            (d) Notwithstanding the foregoing provisions of this paragraph 7, the Committee may in the grant of any option make other and different provisions with respect to its exercise after the optionee's termination of employment or directorship.

      8. NON-TRANSFERABILITY OF OPTIONS. No option shall be transferable by the optionee otherwise than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order, and each option shall be exercisable during any optionee's lifetime only by the Optionee or Optionee's legal representative.

      9.    ADJUSTMENT.

            (a) In the event that the Company's outstanding common stock is changed by any stock dividend, stock split or combination of shares, the number of shares subject to this Plan and to options under this Plan shall be proportionately adjusted.

            (b)   In   case   of   any   capital   reorganization,   or  of  any
      reclassification of the common stock or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification of outstanding shares of common stock) or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, the Company, or the corporation resulting from such consolidation or surviving such merger or to which such sale shall be made, as the case may be, shall determine that upon exercise of options granted under the Plan after such capital reorganization, reclassification, consolidation, merger or sale there shall be issuable upon exercise of an option a kind and amount of shares of stock or other securities or property (which may, as an example, be a fixed amount of cash equal to the consideration paid to stockholders of the Company for shares transferred or sold by them) which the holders of the common stock (immediately prior to the time of such capital reorganization, reclassification, consolidation, merger or sale) are entitled to receive in such transaction as in the judgment of the Committee is required to compensate equitably for the effect of such event upon the exercise rights of the optionees. The above provisions of this paragraph shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers and sales.

            (c) In the event of any such adjustment the purchase price per share shall be proportionately adjusted.

      10. AMENDMENT OF PLAN. The Board of Directors may amend or discontinue the Plan at any time. However, no such amendment or discontinuance shall (a) change or impair any option previously granted without the consent of the optionee, (b) increase the maximum number of shares which may be purchased by all optionees or any one optionee, (c) change the minimum purchase price, (d) change the limitations on the option period or increase the time limitations on the grant of options, or (e) permit the granting of options to members of the Committee.

      11. EFFECTIVE DATE. The Plan has been adopted and authorized by the Board of Directors for submission to the stockholders of the Company. If the Plan is approved by the affirmative vote of the holders of a majority of the outstanding voting stock of the Company at a duly held stockholders' meeting, it shall be deemed to have become effective on January 12, 1998, the date of adoption by the Board of Directors. Options may be granted under the Plan before its approval by the stockholders, but subject to such approval, and in each such case the date of grant shall be determined without reference to the date of the approval of the Plan by stockholders.

[TYPE]                   EX-10.4 Stock Option Certificate
                                                                    Exhibit 10.4

                          MANAGED CARE SOLUTIONS, INC.
                            STOCK OPTION CERTIFICATE

                (NOT QUALIFYING AS AN INCENTIVE STOCK OPTION)

      This is to certify that Managed Care Solutions, Inc., a Delaware corporation (the "Company"), has on JANUARY 12, 1998, granted to
                                                -----------------
MICHAEL D. HERNANDEZ (the "Optionee") an option to purchase 400,000   shares  of
--------------------                                        -------
its common stock, par value $.01 per share, upon the terms and conditions set forth herein.

      1. The purchase  price  payable upon  exercise of this option,  shall   be
$4.00 per share, subject to adjustment as provided in paragraph 6 below.
-----

      2. The exercise of this option shall be subject to the following conditions:

      (a) This option shall become exercisable with respect to 25% of the shares subject to this option 12 months after the date of its grant and with respect to an additional 25% at the end of each 12-month period thereafter during the succeeding three years, provided that a disinterested committee of the Board of Directors may in its discretion accelerate the exercisability of this option subject to such terms and conditions as it deems necessary and appropriate. All or any part of the shares with respect to which the right to purchase has accrued may be purchased at the time of such accrual or at any time or times thereafter during the option period.

      (b) This option may be exercised by giving written notice to the Company, attention of the Secretary, specifying the number of shares to be purchased, accompanied by (i) the full purchase price for the shares to be purchased either in cash or by check; and (ii) payment in full of all withholding taxes due as a result of the exercise or another arrangement satisfactory to the Company for the payment of such withholding taxes except that the Committee may permit the payment of such withholding taxes, all or in part, by the delivery to the Company of other shares of common stock of the Company in such circumstances and manner as it may specify. For this purpose, the per share value of the Company's common stock shall be the fair market value at the close of business on the date preceding the date of exercise.

      (c) At the time of any exercise of this option, the Company may, if it shall determine it necessary or desirable for any reason, require the Optionee (or his heirs, legatees or legal representative, as the case may be) as a condition upon the exercise, to deliver to the Company a written representation of present intention to purchase the shares for his own account for investment and an agreement not to distribute or sell such shares in violation of the registration provisions of applicable securities laws. If such representation and agreement are required to be delivered, an appropriate legend may be placed upon each certificate delivered to the Optionee upon his exercise of part or all of this option and a stop transfer order may be placed with the transfer agent.

      (d) If at any time a disinterested committee of the Board of Directors determines, in its discretion, that the listing, registration or qualification of the shares subject to this option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the issue or purchase of shares thereunder, this option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable by the disinterested committee of the Board of Directors.

      3. The term of this option is ten years, but subject to earlier expiration as provided in paragraph 5. This option is thus not exercisable to any extent after the expiration of ten years from the date of this stock option certificate, or after any earlier expiration date that may be applicable under the terms of paragraph 5.

      4. This option is not transferable by the Optionee otherwise than by will or the laws of descent and distribution, and during the life of the Optionee it is exercisable only by him.

      5. (a) If the employment of the Optionee with the Company or any of its subsidiaries is terminated for any reason other than death, permanent disability, retirement or cause, this option, to the extent it is exercisable on the date of termination, shall expire ninety days after the termination of employment (or upon the scheduled termination of this option, if earlier), and all rights to purchase shares pursuant thereto shall terminate at such time. Temporary absence from employment because of illness, vacation or approved leaves of absence, or transfers of employment among the Company and its parent or subsidiary corporations, shall not be considered to terminate employment or to interrupt continuous employment.

      (b) In the event of termination of employment because of death or permanent disability (within the meaning of section 22(e)(3) of the Internal Revenue Code, as amended), this option may be exercised in full, without regard to the installments established by paragraph 2(a), by the Optionee or, if he is not living, by his heirs, legatees, or legal representative, as the case may be, during its specified term prior to one year after the date of death or permanent disability. In the event of termination of employment because of retirement, this option may be exercised by the Optionee (or if he dies within three months after such termination, by his heirs, legatees or legal representative, as the case may be) at any time during its specified term prior to three months after the date of such termination, but only to the extent this option was exercisable at the date of such termination.

      (c) If the Optionee is discharged for cause, this option shall expire forthwith and all rights to purchase shares under it shall terminate immediately. For this purpose, "discharge for cause" shall mean termination on account of gross negligence, dishonesty, willful material breach of an agreement with the Company, or violation of any reasonable rule or regulation of the Company of which the Optionee has been advised in writing.

      6. (a) In the event that the Company's outstanding common stock is changed by any stock dividend, stock split or combination of shares, the number of shares subject to this option shall be proportionately adjusted.

      (b) In case of any capital reorganization, or of any reclassification of the common stock or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification of outstanding shares of common stock) or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, the Company, or the corporation resulting from such consolidation or surviving such merger or to which such sale shall be made, as the case may be, shall give notice to the
Optionee providing that upon exercise of this option after such capital reorganization, reclassification, consolidation, merger or sale there shall be issuable upon exercise of this option a kind and amount of shares of stock or other securities or property (which may, as an example, be a fixed amount of cash equal to the consideration paid to stockholders of the Company for shares transferred or sold by them) which the holders of the common stock (immediately prior to the time of such capital reorganization, reclassification, consolidation, merger or sale) are entitled to receive in such transaction upon exercise as in the judgment of a disinterested committee of the Board of Directors is required to compensate equitably for the effect of such event upon the exercise rights of the Optionee. The above provisions of this Section shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers and sales.

      (c) In the event of any such adjustment the purchase price per share shall be proportionately adjusted.

      7. The granting of this option shall not confer upon the Optionee any right to be continued in the employment of the Company or any subsidiary of the Company, or interfere in any way with the right of the Company or its subsidiaries to terminate his employment at any time.

      8. Neither the Optionee nor his heirs, legatees, or legal representative shall have any rights of stockholders with respect to the shares subject to this option until such shares are actually issued upon exercise of this option.

      9. (a) This option is granted pursuant to the Managed Care Solutions 1998 CEO Stock Option Plan, and is explicitly not granted pursuant to or under an Incentive Stock Option Plan as defined in the Internal Revenue Code. Thus this option is intended not to qualify as an "incentive stock option" under the Internal Revenue Code. THIS OPTION SHALL NOT BE EXERCISABLE UNLESS AND UNTIL A MAJORITY OF STOCKHOLDERS OF THE COMPANY HAS APPROVED THE COMPANY'S 1998 CEO STOCK OPTION PLAN.

      (b) This option shall be administered by a disinterested committee of the Board of Directors of the Company, whose interpretation of the terms and provisions of this option shall be final and conclusive.

      This certificate is executed as of the date on which the option evidenced by it is granted as stated above.


                                          Managed Care Solutions, Inc.


                                          By:  /s/ James A. Burns
                                               -------------------------------
                                               President