Form 10-K
period 1998-05-31
MANAGED CARE SOLUTIONS INC
filed 1998-08-31
CIK 876625

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                |X| ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

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
                                 Yes   X     No
                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Based on the closing sale price of $5.13 on the Nasdaq National System, as of August 7, 1998 the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $13,201,000.

As of August 7, 1998 the number of shares outstanding of the registrant's common stock, $.01 par value, was 4,705,193 shares.

Documents  Incorporated by Reference.  None.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Part I    Item 1.  Business...............................................   1

          Item 2.  Properties.............................................   8

          Item 3.  Legal Proceedings......................................   8

          Item 4.  Submission of Matters to a Vote of Security Holders....   8

Part II   Item 5.  Market for the Registrant's  Common Equity and Related
                   Stockholder Matters....................................   9

          Item 6.  Selected Financial Data................................   9

          Item 7.  Management's  Discussion  and  Analysis  of  Financial
                   Condition and Results of Operations....................  10

          Item 8.  Financial Statements and Supplementary Data............  14

          Item 9.  Changes  In  and  Disagreements  with  Accountants  on
                   Accounting and Financial Disclosure....................  14

Part III  Item 10. Directors and Executive Officers.......................  14

          Item 11. Executive Compensation.................................  16

          Item 12. Security  Ownership  of Certain  Beneficial  Owners
                   and Management.........................................  20

          Item 13. Certain Relationships and Related Transactions.........  21

Part IV   Item 14. Exhibits,   Financial  Statement   Schedules,   and
                   Reports on Form 8-K....................................  21

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      Managed Care Solutions, Inc. ("MCS" or the "Company") is in the business of developing and administering risk-based managed care plans and programs
that  serve   Medicaid,  Medicare,  long-term  care,  and   medically   indigent
populations. The Company's primary market niche is managing elderly and disabled persons in programs designed to integrate all medical and social services into one pre-paid health system. These programs differ from traditional HMOs in that long term care services are included in the benefit plan; state Medicaid agencies are the primary customers; capitation rates are substantially higher per member per month; state Medicaid agencies usually mandate enrollment of large populations in the program; and risk assessment is more predictable since members' conditions are more chronic, as opposed to acute, in nature.

      In addition to management of long-term care health plans, the Company has three other lines of business: pre-paid primary and acute care health plans, a home and community based service organization, and other government programs serving Medicaid and other high-risk populations. The Company's operations comprise a long-term care Arizona-based health plan subsidiary, Ventana Health Systems ("Ventana"); an Arizona-based primary and acute care health plan subsidiary, Arizona Health Concepts ("AHC"); management contracts pursuant to which the Company administers privately owned HMOs and health plans located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for the indigent population for the County of San Diego; a contractual arrangement for enrollment, education, and quality monitoring with the State of Indiana's Medicaid Agency; and an in-home personal and homemaking services subsidiary, Community Health USA ("CHUSA").

HISTORY

      The Company, as it presently exists, is the result of a spin-off and subsequent merger transactions, which occurred on March 1, 1996. Prior to March 1, 1996 the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the Predecessor Corporation, other than those related to its managed care business, were transferred to a wholly owned subsidiary of the Predecessor Corporation, and all of the shares of that company, then named Medicus Systems Corporation ("Medicus"), were distributed (the "Distribution") on a share-for-share basis to stockholders of the Predecessor Corporation. Immediately after the Distribution, the Company, which then consisted only of the managed care business of the Predecessor Corporation, effected a one-for-three reverse stock split. Also on March 1, 1996, immediately after the reverse stock split, the Company acquired three Arizona corporations engaged in the managed care business through merger transactions (the "Mergers") pursuant to which each of the Arizona corporations (Managed Care Solutions, Inc., now referred to as Managed Care Solutions of Arizona, Inc. ("MCSAZ"), Ventana and
AHC) became wholly owned subsidiaries of the Company, and the Company's name was changed to Managed Care Solutions, Inc.

      The Predecessor Corporation was started in 1969 as The Medicus Corporation and was principally involved in facilities management of hospital data processing centers, the development and marketing of financial information systems for hospitals, and providing various service offerings to the health care industry.

      In 1983, the Managed Care Division of the Predecessor Corporation was awarded a contract to provide administrative services to the San Diego County Medical Services' indigent health care program, and since then the Company has continued to provide services to the County of San Diego.

      In 1994, the Managed Care Division was awarded a multi-year contract by the State of Indiana to provide administrative services, including provider network development, member education and enrollment, public relations, and quality assurance, to Indiana's Primary Care Case Management ("PCCM") and Risk Based Managed Care programs.

      In 1988, Ventana was formed by three rural physicians in Arizona, who later went on to form MCSAZ and AHC. Ventana is a health plan that provides managed institutional and home based health and long-term care services to the elderly indigent and the physically disabled in rural Arizona. These services are provided pursuant to a contract with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") through the Arizona Long Term Care System, in which federal, state, and county funding is paid to health care plans, like Ventana, on a pre-paid capitated basis, to care for eligible members.

      AHC was formed in 1992 by the three Arizona physicians who formed Ventana. AHC is a pre-paid health plan in the Arizona Health Care Cost Containment System ("AHCCCS") Acute Care Medicaid program.

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

      In December 1995, MCSAZ was awarded a contract to manage a pre-paid health plan in Michigan named Community Choice Michigan ("CCM"). CCM is a consortium of seventeen Michigan community health centers. In August 1996, CCM began its operations, and current membership is approximately 27,000 members.

      In November 1996, the Company formed a subsidiary, CHUSA, a home and community based services organization that provides patients an alternative to an institutionalized setting and enables them to receive specialized non-clinical services, such as personal care, homemaking, respite, and companionship services within their home. CHUSA began providing these services to those individuals enrolled in Ventana and has since expanded its services to other clients in Arizona.

      In June 1997, the Company entered into an agreement to provide management services to Lovelace Health Systems ("Lovelace"), a New Mexico subsidiary of CIGNA Health Care Corporation, to support its Medicaid managed care contract with the State of New Mexico's Human Services Department. Lovelace was one of three organizations awarded a two-year contract with the state to provide comprehensive managed health care services to eligible Medicaid recipients statewide. Lovelace's current membership consists of approximately 41,000 acute care and disabled recipients.

      In January 1998, health plan operations commenced for Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX"). MCS has an administrative services contract with Rio Grande HMO to provide all management services for its STAR+PLUS operations. In the spring of 1997, MCS assisted BCBSTX in the submission of a proposal, and BCBSTX was awarded a contract with the state of Texas to provide all primary, acute, and long-term care services for aged, blind and disabled Medicaid recipients through the State's demonstration project in Harris County (Houston), Texas known as STAR+PLUS. Rio Grande's current enrollment for the STAR+PLUS program is approximately 18,600 disabled and long-term care members.

PRODUCT/SERVICE DESCRIPTION

      LONG-TERM CARE MEDICAID HEALTH PLANS AND HMOS. The Company has developed and implemented a managed long-term care health plan model, which is intended to control health care costs while improving access and coordination of services to enrolled members. The approach is based on optimizing the level of services available to enrollees, promoting independent living, frequent reassessments of health status, and involvement of enrollees in care decision making.

      This approach was developed by Ventana, MCS' managed long-term care health plan, which operates in seven of fifteen Arizona counties under contract with AHCCCSA. The Arizona program was the first Medicaid program in the nation to deliver a full spectrum of medical and support services to long-term care members through fully capitated, at risk health plans.

      The Company was chosen by BCBSTX to manage a contract with the Texas Department of Human Services to provide care services to Medicaid eligible elderly and other recipients needing long-term care, including those who do not meet nursing facility level of care requirements. This demonstration project was initiated in Harris County (Houston) Texas and is known as the STAR+PLUS program. This program has capitation levels exceeding $300 million per year. RGHMO, a subsidiary of BCBSTX, is one of three managed care organizations that have been selected to administer the STAR+PLUS program.

      State Medicaid funds pay for over 50% of the nation's nursing home costs, and demographic profiles indicate that enrollment figures will increase as the aging "baby boomers" enter their 50s and 60s. Furthermore, there is incentive for states to implement innovative programs. According to the Health Care
Financing Administration ("HCFA"), the aged, blind and disabled population comprise only 28% of the total number of Medicaid beneficiaries, yet account for 72% of the total Medicaid dollars spent. As a result, many state Medicaid programs are coming under increased pressure to contain costs by initiating managed health care programs for their long-term care recipients. Thus, a new market opportunity is unfolding for managed care organizations, especially those that have experience and expertise with long-term care plan management.

      The Company plans to grow through entry into states initiating managed care programs and the development of services targeted to Medicare-risk, commercial and private markets seeking innovative care management concepts for their long-term care populations.

      PRIMARY AND ACUTE CARE MEDICAID HEALTH PLANS AND HMOS. The Company also has expertise in development, management and ownership of Medicaid managed care health plans. The Company's management model is highly focused on the Primary Care Physician (PCP). In most managed care settings, PCPs occupy a key strategic role in determining the nature and extent of services delivered to a patient. The PCP's role is to diagnose the patient, determine whether they will treat presented medical problems and if so, provide the necessary services in the most cost effective manner possible. PCPs also represent the source of most referrals to the appropriate specialty physician or other health care provider.

      Approximately 80% of health care costs are determined by physicians who see, treat and refer their patients. Hospitals often account for 40% or more of total medical expenditures in outpatient, inpatient and emergency service settings. MCS believes the individuals or entities most able to decide how medical care is provided and to assess its associated cost should assume some financial responsibility for those decisions. Therefore, MCS seeks to enter into risk sharing contracts with its providers.

      HOME AND COMMUNITY BASED SERVICES. MCS created a subsidiary corporation, CHUSA, to provide individuals an alternative to an institutionalized setting and enable them to receive specialized non-clinical services in a home or community-based setting. Homemaking, personal care, respite, and companionship services are provided by trained caregivers. CHUSA primarily provides services to members enrolled in Ventana. CHUSA was awarded a statewide contract with the Arizona Department of Economic Security to provide in-home services to developmentally disabled recipients in July 1998. CHUSA expanded its services to private paying individuals in the southern region of Arizona in April 1998.

      OTHER GOVERNMENT PROGRAMS. Within its Government Services Division, the Company provides administrative services to county and state agencies. For the past 14 years, the Company has administered the San Diego County Medical Services Indigent Patient Managed Care Program. MCS also provides telephone referral and care coordination services for low-income pregnant women in the County of San Diego Prenatal Program; and outreach services for the Access for Infants and Mothers program in San Diego and Imperial counties.

      MCS also serves as the enrollment broker to the State of Indiana for approximately 300,000 of its Medicaid recipients. MCS also provides education of physicians who serve as primary care providers in Indiana's PCCM network and provides quality management activities.

      PROPRIETARY FEATURES. MCS presently possesses no patents, registered copyrights, or trademarks. MCS is currently investigating protection of its software products and Long-Term Care case management protocols, utilization review manuals, and information system design through registered copyrights. All employees have signed confidentiality agreements to protect MCS from the unauthorized disclosure of proprietary procedures and system design.

      SIGNIFICANT CUSTOMERS; PERCENTAGE OF REVENUES. In fiscal year 1998, revenues from management of health plans not owned by the Company accounted for approximately 40% of total revenues of which the County of San Diego and the State of Indiana represented 12% and 21%, respectively. Revenues in fiscal year 1998 earned by Ventana and AHC represented 60% of total revenues.

OWNERSHIP OF HEALTH PLANS

The Company owns and operates two existing managed care organizations in Arizona.

      VENTANA HEALTH SYSTEMS. Ventana, a wholly owned subsidiary of the Company, is a Long-Term Care (LTC) Medicaid health plan. LTC Medicaid recipients, defined as those persons "at risk for institutionalization in a nursing care facility," comprise only 5% of Medicaid beneficiaries but account for an average of 35% of a State Medicaid Agency's program expenditures. Arizona was the first and, to date, the only state to place all of its LTC Medicaid recipients in managed care organizations, beginning in 1989. Using intensive case management and the development of home and community based services, Ventana has been able to successfully manage and contain costs of this elderly, vulnerable population in which 85% of the members are also enrolled in Medicare. Ventana currently has approximately 1,200 members, with a current capitation rate of approximately $1,900 per member per month. Ventana's contract with the State of Arizona to service seven counties was renewed effective October 1996, for a five-year period.

      ARIZONA HEALTH CONCEPTS. AHC is an acute care Medicaid health plan currently operating in two rural counties in northwest Arizona. AHC has been a contracted health plan in the Arizona Medicaid program since 1992. AHC is one of thirteen health plans participating in AHCCCS, the Arizona Medicaid program, which has utilized managed care organizations exclusively since its inception in 1982. Medicaid recipients served by AHC include those in the following categories: Temporary Assistance for Needy Families, formerly Aid to Families with Dependent Children (AFDC); Aged, Blind and Disabled; and the Medically Indigent/Medically Needy, which is comprised of an indigent population not eligible for federal Medicaid matching funds. AHC currently has approximately 7,800 members. Effective October 1997, AHC was awarded a three-year AHCCCS contract with two additional one-year extensions (at the option of AHCCCSA) to service two rural counties in northwest Arizona.

MANAGEMENT OF HEALTH PLANS AND HMOS

      ALOHACARE. During 1993 and 1994, MCS assisted this Hawaii nonprofit corporation in the development and implementation of a managed health plan. AlohaCare is governed by a Board of Directors that includes representatives from community health centers, hospitals and MCS. AlohaCare began providing services to Medicaid enrollees and certain part-time workers on August 1, 1994, with MCS as its full service management company. AlohaCare currently has approximately 31,000 members. AlohaCare's contract with the State of Hawaii has been renewed through June 1999. AlohaCare also offers dental care and behavioral health services. Current enrollment in AlohaCare's dental program is approximately 16,000 members. Additionally, AlohaCare has entered into a contract to expand its current contract with the State of Hawaii to cover aged, blind and disabled individuals once the State of Hawaii receives the necessary waiver approval from HCFA.

      The Company's revenue under this service contract is based on a per member, per month fee. AlohaCare has recently received approval to market two commercial HMO policies in Hawaii. AlohaCare also intends to enter the Medicare Risk HMO market in Hawaii where to date only one HMO, Kaiser Permanente, has marketed a commercial HMO product.

      COMMUNITY CHOICE MICHIGAN. During 1995, a consortium of seventeen Michigan community health centers, through the Michigan Primary Care Association, contracted with MCS to assist in the development and formation of a Medicaid primary and acute care HMO to be called Community Choice Michigan. In December 1995, MCS was also awarded the contract to manage CCM. CCM began operation as an HMO in August 1996 and currently has approximately 27,000 members. The Company has recently expanded the CCM provider network in several counties to accommodate members gained through the State of
Michigan's competitive bid process for enrollment of Medicaid members in its statewide managed care program. CCM was the only HMO recommended for a statewide award through a competitive procurement process. CCM also signed an agreement in June 1998 with the State of Michigan to provide services to children under the newly implemented MI CHILD insurance program.

      LOVELACE HEALTH SYSTEMS. The Company entered into an administrative services agreement with Lovelace, a New Mexico subsidiary of CIGNA Healthcare Corporation, in June 1997. The Company provides management services to Lovelace to support its Medicaid managed care contract with the State of New Mexico's Human Services Department. Lovelace was one of three organizations awarded a two-year contract with the state to provide comprehensive managed health care services to Medicaid eligible recipients statewide. Lovelace's current membership is approximately 41,000.

      RIO GRANDE HMO. In March 1997, the Company entered into an administrative services agreement with RGHMO, a subsidiary of Blue Cross and Blue Shield of Texas, Inc., to participate in the STAR+PLUS Program with the Texas Department of Human Services. The STAR+PLUS Program is a demonstration project in Harris County, Texas that provides comprehensive managed health care services to aged, blind and disabled Medicaid beneficiaries, including those needing long-term care services. RGHMO is one of three contractors in this $300 million per year program covering nearly 60,000 individuals. RGHMO's STAR+PLUS operations began in January 1998, and current enrollment is approximately 18,600 members.

GOVERNMENT CONTRACTS

      COUNTY CONTRACTS. The Predecessor Corporation was awarded a contract to provide administrative services to San Diego County for its County Medical Services indigent health care program from 1983 through 1988. In 1989, through a competitive bid for a restructured program, the Company was selected as the administrative contractor for one of the first public/private partnerships in the nation to provide services to non-Medicaid indigent adults under a managed care model. In 1990, the Company, under its contract with the County of San
Diego,  assumed  responsibility  for San Diego  County's  Perinatal Care Network
("PCN") program, the California Healthcare Indigent Program ("CHIP") and Physicians' Emergency Services ("PES") program. In 1992, San Diego County added the Ryan White Comprehensive AIDS Resources Emergency ("CARE") Act program to the Company's administrative contract. In 1990, the Company also was awarded a contract with the city and County of San Francisco to reimburse hospitals and physicians for uncompensated health care under the state CHIP program.

      In July 1997, the Company received notification that it had been selected by the County of San Diego as the administrative services organization for the County's indigent healthcare programs. Under the contract, the Company will continue to provide administrative services for the County Indigent Healthcare Services program serving approximately 25,000 beneficiaries, assume additional responsibility for the County's Primary Care Services ("PCS") program and continue its management of the CHIP, PES and the CARE Act Programs. The contract covers a three-year period with the two additional one-year extensions at the County of San Diego's option.

      STATE CONTRACT. In 1994, the Managed Care Division of the Predecessor Corporation was awarded a multi-year contract by the State of Indiana to provide various administrative services for the statewide managed care Medicaid program servicing AFDC and AFDC-related eligible recipients. Responsibilities included provider network development for PCCM, member outreach, education and enrollment, statewide Helpline development and maintenance, database development and management, and quality improvement activities for both PCCM and Risk Based Managed Care delivery systems. In 1996, this contract was expanded by the State Medicaid Agency to include enrollment broker services, helpline management, and quality improvement activities for the newly implemented managed care Medicaid program for persons with disabilities and chronic illnesses. The Company competitively bid to renew the contract, and was awarded a contract in December 1997. The current contract with the State of Indiana is effective through December 1999, with two one-year extensions at the option of the State.

OTHER PROGRAMS

      CONSULTING CONTRACTS. MCS derives consulting revenues from pre-operational contracts with HMOs, proposal development in response to competitive bids, HMO license acquisition, provider network development and management of other pre-implementation initiatives.

COMPETITION

      The competitive forces in the marketplace serving Medicaid, indigent and long-term care populations are changing rapidly. A number of established, large commercial HMOs are currently serving or entering the market. Several smaller, regional, publicly traded HMOs are also moving into this market segment. Additionally, there is an emergence of several small companies focusing specifically on Medicaid managed care business. Typically, each state initiating a Medicaid managed care program will draw a diverse group of competitors, including local provider consortiums and managed care organizations with a presence in the particular market. While the Company believes that few companies possess the experience or expertise that MCS holds in the managed long-term care market, others are expected to move into the marketplace.

      The movement of nearly every state Medicaid program in the country away from traditional fee-for-service insurance programs to managed care has severely threatened the traditional third party administrator and state/government contractor companies who stand to lose significant business to managed care companies. This structural shift will force all current and new contractors to endeavor to adapt themselves to the managed care environment as well by expanding into the types of businesses conducted by the Company, thereby providing additional competition in those markets.

      These changes, along with the provisions of the Balanced Budget Act of 1997, are also likely to accelerate the creation of provider-based delivery systems consisting of providers who traditionally have served the Medicaid population through fee-for-service programs. As the movement to managed care continues in the provider community, a large number of physician practices and groups have turned to management organizations to assist with their business functions. These management organizations will likely enter the Medicaid managed care niche. All of the foregoing entities, some of which are separately discussed below, will compete to varying degrees with the services offered by MCS, and many of them have much greater financial and other resources than MCS.

      HMOS AND INSURANCE COMPANIES. HMOs and insurance companies that now have a significant presence in the states targeted by MCS are expected to be strong competitors. These entities may currently be processing claims for the State Medicaid Agency or Medicare as a third-party administrator, and in some cases, may already be participating in regionalized Medicaid or Medicare managed care programs. HMO/insurance entities expected to expand or emerge in the Medicaid industry include United Health Care, CIGNA, Blue Cross plans, FHP, Prudential, and other HMO companies seeking an expanded presence. HMOs and insurance companies have the requisite capital, underwriting expertise, and provider networks to develop and implement a Medicaid/Medicare health plan.

      HOSPITALS. Hospitals are expected to enter the Medicaid and Medicare markets to increase their prospective patient base and to protect their existing position.

      PHYSICIAN ORGANIZATIONS. Physician organizations are strongest in the provider network area. Physician groups consisting of primary care providers and specialists can be very influential in the contracting arena because they are the "gatekeeper" within a managed care environment. Physician organizations often collaborate with a strong hospital partner to form managed care entities.

      COMMUNITY HEALTH CENTERS. Community Health Centers (CHCs) are nonprofit community organizations that serve primarily low-income persons and many Medicaid recipients. CHCs serve about 7,000,000 persons each year throughout the United States. Approximately 40% of CHC clientele are Medicaid recipients. Many CHCs receive federal funding assistance and, as such, are designated as Federally Qualified Health Centers. CHCs are concerned that the perception of Medicaid as a new and profitable market opportunity may, in some cases, threaten the very existence of CHCs. CHCs have a long and successful history of serving Medicaid beneficiaries that imparts a competitive experience edge and prime geographic locations in both rural and urban areas. CHCs have typically been unable to develop substantial financial reserves, which could handicap competitive efforts as Medicaid/Medicare managed care matures in the next several years. In response, the CHC advocacy organization, the National Association of Community Health Centers, has developed a national Management Services Organization to assist CHCs in retaining their position, especially in the Medicaid program.

      MANAGEMENT COMPANIES. A variety of management and third party administrator companies have emerged and are expected to continue to emerge to compete with MCS to administer Medicaid and Medicare health plans established by provider organizations. Although MCS is currently one of only a few companies to have succeeded in multiple states in which all the state's acute care and long-term care Medicaid recipients are placed in managed care plans, several other companies have had success in states where some managed care experimentation and development has occurred.

      MCS believes that the principal factors affecting competition in all of its lines of business are customer service, performance track record, employee expertise, competitive pricing and corporate reputation. MCS believes that it competes favorably in these areas.

RECURRING REVENUE

      MCS' recurring revenue (defined as revenue generated pursuant to a multi-year contract or pursuant to an ongoing contract whose nature contemplates continued renewals) for the three fiscal years ended May 31, 1998, 1997 and 1996, was $65,548,000, $60,451,000 and $22,600,000, respectively, or 99%, 95%
and 97% of total revenues, respectively.

EMPLOYEES

      On May 31, 1998, the Company employed 474 persons on a full-time basis and approximately 150 on a part-time basis. Substantially all of the part-time employees were in direct health care. None of the Company's employees is represented by a union.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the executive officers of the Company is set forth below:

       NAME                            AGE     POSITION(S) HELD
       ----                            ---     ----------------

       Michael D. Hernandez             52     Chairman   and  Chief   Executive
                                               Officer
       Michael J. Kennedy               42     Vice  President,  Chief Financial
                                               Officer,  Treasurer and Assistant
                                               Secretary

      Michael D. Hernandez, age 52, has been Chairman and Chief Executive Officer of the Company since January 1998. He has also been President and Chief Executive Officer of The Cova Corporation since March 1988. Previously, he was a Managing Director and Management Committee member of The First Boston Corporation from 1984 to 1988. From 1973 to 1984, he held several positions at Kidder, Peabody & Company.

      Michael J. Kennedy, age 42, has been Chief Financial Officer since April 1996. He was Vice President and Treasurer of In Home Health, Inc. from 1993 to 1996, Vice President and Controller of In Home Health, Inc. from 1991 to 1993, and Controller from 1989 to 1991. From 1978 to 1989, he was with Deloitte and Touche as a Certified Public Accountant.

ITEM 2.  PROPERTIES

      The Company's executive offices are located in Phoenix, Arizona, in approximately 45,000 square feet of leased space. The Company leases 18 other offices in various locations in Arizona, California, Hawaii, Indiana, Michigan, New Mexico and Texas. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.  LEGAL PROCEEDINGS

      The Company had entered into an administrative services agreement with Community Care Plus ("CCP"), a health plan operating in St. Louis, Missouri since May 1995. The Agreement was terminated in September 1996. The Company believes that it was not paid in full for the services rendered to CCP and demanded payment. CCP brought an action against the Company for breach of contract and breach of fiduciary duty that has been transferred to the United States District Court for the Eastern District of Missouri. The Company filed a counterclaim for $400,000. CCP has disclosed that it seeks $1,500,000 in damages. The parties are completing discovery. Trial is scheduled for November 1998. The Company intends to vigorously defend against CCP's claims and to endeavor to recover the amounts owed to it by CCP.

      The Company is also a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

      The Company's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the Nasdaq National Market under the symbol "MCSX". As of August 7, 1998, there were approximately 273 record holders of the common stock.

      The high and low closing sale prices for the common stock as reported by Nasdaq National Market during fiscal years 1998 and 1997 are set forth below.

                                                  HIGH       LOW
                                                  ----       ---
            Fiscal Year 1998

              First Quarter                     $ 4.56      $ 3.13
              Second Quarter                      4.00        2.63
              Third Quarter                       7.63        2.50
              Fourth Quarter                      9.00        6.13

            Fiscal Year 1997

              First Quarter                     $ 6.38      $ 3.13
              Second Quarter                      4.88        3.00
              Third Quarter                       3.63        2.50
              Fourth Quarter                      3.69        1.88

      These prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. The Company did not pay any dividends in fiscal years 1997 or 1998. The Company intends to reinvest any earnings in continued expansion and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                   YEAR ENDED MAY 31,
                                                      ---------------------------------------------
                                                        1998     1997     1996     1995     1994
                                                        ----     ----     ----     ----     ----

Revenues                                             $65,994  $63,790  $23,192   $6,190   $5,332
Operating income (loss)                                  818   (1,582)  (2,799)     721      968
Income (loss) from continuing operations                 832     (911)  (2,214)     461      623
Income (loss) from continuing operations per share -
  basic                                                 0.19    (0.21)   (0.82)    0.22     0.31
Income (loss) from continuing operations per share -
  assuming dilution                                     0.18    (0.21)   (0.82)    0.21     0.30
Cash dividends per share                                   -        -     0.14     0.43        -
Weighted average common shares outstanding             4,476    4,365    2,702    2,136    1,986
Weighted average common and common
  equivalent shares outstanding                        5,639    4,365    2,702    2,235    2,106

BALANCE SHEET DATA
------------------

                                                                     MAY 31,
                                                   --------------------------------------------
                                                     1998     1997     1996     1995     1994
                                                     ----     ----     ----     ----     ----

Working capital (deficit)                          $4,972   $2,811  $(2,350)  $6,625   $1,220
Total assets                                       31,723   28,017   27,816    6,911    1,598
Long-term debt, excluding current portion           3,961    3,710      516        -        -
Shareholders' equity                               13,503   11,470   12,194    6,778    1,316

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

                                             PERCENT OF REVENUES              PERCENT CHANGE
                                             -------------------              --------------

                                          1998       1997      1996     1997 to 1998   1996 to 1997
                                          ----       ----      ----     ------------   ------------

Revenues                                  100.0%     100.0%    100.0%        3.5%         175.1%
                                          -----     ------    ------
Direct cost of operations                  79.6       80.2      91.2         2.6          142.0
Marketing, sales and administrative        19.2       22.3      20.9       (10.7)         193.1
                                          -----     ------    ------
  Total costs and expenses                 98.8      102.5     112.1        (0.3)         151.5
                                          -----     ------    ------

Operating income (loss)                     1.2       (2.5)    (12.1)      151.7           43.5

      Revenues increased 4% to $65,994,000 in fiscal year 1998, and increased 175% to $63,790,000 in fiscal year 1997. Revenues for fiscal years 1998, 1997 and 1996 included $26,638,000, $20,142,000 and $10,915,000, respectively, from fees received for management of health plans and programs not owned by the Company. Ventana and AHC generated revenues of $39,356,000, $43,648,000 and $12,277,000 for fiscal years 1998, 1997, and 1996, respectively. The decrease in fiscal year 1998 is primarily due to the transition of AHC members in Maricopa County to a different plan.

      Management fee revenue increased 32% and 85% in fiscal years 1998 and 1997, respectively. The increase in 1998 is due to the addition of the Rio Grande HMO and Lovelace contracts. The increase in fiscal year 1997 consists of increases in rates and services provided on contracts in existence on June 1, 1996, partially offset by contracts terminated during fiscal year 1997.

      The growth in fees generated by managing plans and programs not owned by the Company during fiscal year 1998 occurred as a result of the addition of the contracts to manage Rio Grande HMO and Lovelace, as well as membership growth in CCM and AlohaCare. The Rio Grande HMO and Lovelace contracts became operational in January 1998 and October 1997, respectively. Combined revenues from the two new contracts accounted for 28% of fiscal year 1998 management fee revenue. The significant growth in fees generated by managing plans and programs not owned by the Company during fiscal year 1997 consisted of the addition of the contract to manage CCM and the expanded service offerings under the contract with the State of Indiana. The CCM contract was effective August 1996, and accounted for 11% of fiscal year 1997 revenues generated from management of health plans and programs not owned by the Company. The contract with the State of Indiana, which has been in effect since 1994, generated 25% and 22% of revenues from management of health plans and programs not owned by the Company during fiscal years 1997 and 1996, respectively.

      Direct cost of operations increased 3% and 142% to $52,500,000 and $51,184,000 in fiscal years 1998 and 1997, respectively. The increase in fiscal year 1998 is attributable to additions to and growth in operations as mentioned above. The increase in fiscal year 1997 is principally a result of fiscal year 1997 reflecting an entire year of combined post merger operations, while the Mergers had a significant effect only on three months of operations in fiscal year 1996. The direct cost of operations as a percentage of revenue were 80%, 80% and 91% in fiscal years 1998, 1997, and 1996, respectively. Direct cost of operations for fiscal years 1998, 1997 and 1996 included $18,443,000, $13,722,000 and $9,511,000, respectively, related to fees generated from management of health plans and programs not owned by the Company. Direct cost of operations related to Ventana and AHC were $33,179,000, $36,963,000 and $11,640,000 for fiscal years 1998, 1997 and 1996, respectively. The decrease in fiscal year 1998 is primarily due to the transition of AHC members in Maricopa County to a different plan.

      The direct cost of operations to manage plans not owned by the Company as a percentage of related revenue was 69%, 71% and 87% in fiscal years 1998, 1997 and 1996, respectively. The decrease in fiscal year 1998 is primarily a result of $418,000 of risk sharing revenue received from AlohaCare as settlement of prior year risk pools and the addition of new contracts, which have lower relative operating expenses. The change in 1997 is primarily a result of termination of unprofitable contracts, cost saving efforts by management, and an approximately 10% reduction in workforce in July 1996.

      The direct costs of Ventana and AHC, as a percentage of their respective revenue for fiscal year 1998, remained relatively constant at 84% and 91%, respectively. The direct costs of Ventana and AHC for fiscal year 1997 were 83% and 90%, and for the period from the date of acquisition to May 31, 1996 were 86% and 104%, respectively. The reasons for the decrease in AHC's direct costs from fiscal year 1996 to 1997 relate to implementation of several new contracts with primary care providers during fiscal year 1997 and high utilization of healthcare services traditionally experienced during the months that encompassed the period from the date of acquisition to May 31, 1996.

      Marketing, sales and administrative expenses decreased 11% to $12,676,000 for fiscal year 1998 and increased 193% to $14,188,000 in fiscal year 1997. The primary reason for the decrease in fiscal year 1998 was the termination of unprofitable contracts during the second quarter of fiscal year 1997 and an effort to reduce administrative costs. The increase in fiscal year 1997 was principally a result of reflecting an entire year of combined post merger operations.

      Interest income for fiscal years 1998, 1997 and 1996 was $856,000, $574,000 and $339,000, respectively. The increases primarily relate to increased levels of cash and investments held by the Company. The interest income for all fiscal years is primarily related to investments held by Ventana and AHC.

      Interest expense of $377,000 and $317,000 during fiscal years 1998 and 1997, respectively, is primarily attributable to the secured convertible notes outstanding with BCBSTX and the Brown GST Trust for principal amounts of $3,000,000 and $300,000, respectively. Both notes were issued by the Company in October 1996.

      The income tax expense was $465,000 for fiscal year 1998. The 36% effective tax rate for fiscal year 1998 represents the impact of reduction in the deferred tax asset valuation allowance partially offset by amortization of non-deductible goodwill expense. The income tax benefit during fiscal year 1997 was $414,000 and it was primarily a result of a reduction in the deferred tax asset valuation allowance based on the Company's assessment of the realizability of deferred tax assets. Income tax benefit in fiscal year 1996 is the result of the Company offsetting losses generated by the parent entity in fiscal year 1996 against income generated in prior years.

      Income (loss) from continuing operations was $832,000, ($911,000) and ($2,214,000) in fiscal years 1998, 1997 and 1996, respectively. The profitability of fiscal year 1998 can be attributed principally to the termination of unprofitable contracts during fiscal year 1997, the addition of the management contract with Lovelace and efforts to reduce administrative costs. In fiscal year 1997, the primary reasons for the positive change in results of operations were the termination of unprofitable contracts.

YEAR 2000 ISSUES

      Many existing computer systems do not properly recognize and process dates after December 31, 1999. Therefore, certain hardware and software, including that utilized by the Company, may have to be modified and/or reprogrammed to properly function in year 2000 and beyond. The Company has created an internal year 2000 committee to manage the project of addressing year 2000 related issues. In May 1998, the Committee began to assess its internal-use hardware, software, non-information systems equipment, procedures and business processes. The Company also began communicating with State agencies, clients and vendors about year 2000 issues. The phases of the year 2000 project consist of awareness, inventory analysis, assessment, project management, conversion and testing. Different aspects of the Company operations are in various stages of the project and overall completion date is targeted for June 1999.

      The Company's operations are highly dependent on automated systems and systems applications. Currently, the Company utilizes an internally developed software ("MC1") to process claims and pay providers, and considers the software critical to its operations. The current version of the MC1 software is based on Oracle v. 7.3.3.0.0 which was announced by Oracle Corporation to be year 2000 compliant. The Company is also in the process of deciding whether to enhance or replace MC1 with other software. The vendors currently being reviewed all have represented that their software is year 2000 compliant. The Company plans to further test hardware and software to assess these representations of Oracle Corporation and other vendors.

      The Company also realizes that there are outside influences relative to its year 2000 efforts, over which it has little or no control. The year 2000 committee has begun to communicate with State agencies to assess their year 2000 readiness. The Company has been notified by the State of Hawaii that the State may not address all of its year 2000 problems prior to December 31, 1999. However, the Company will attempt to reduce the impact of other parties' failure to resolve year 2000 problems.

      Based on the Company's analysis to date, year 2000 problems and costs are not expected to have a materially adverse effect on the Company's business, results of operations or financial condition. However, there can be no assurances that the Company's current systems or those acquired in the future do not or will not contain undetected defects associated with year 2000 issues that may result in material costs to the Company.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents increased $5,552,000 to $12,764,000, and $3,408,000 to $7,212,000 at May 31, 1998 and 1997,
respectively. Restricted cash increased $3,703,000 to $9,007,000 at May 31, 1998 and $2,222,000 to $5,304,000 at May 31, 1997. Operating activities generated $6,560,000 in fiscal year 1998 and used $14,000 and $2,827,000 in fiscal years 1997 and 1996, respectively. The primary reasons for the improvement in fiscal year 1998 were the income from operations, decrease in risk pool receivables, decrease in prepaid expenses including approximately $1,500,000 of prepaid income taxes and an increase in accrued compensation of $679,000. The primary cause for the positive change in fiscal year 1997 was the reduced loss from continuing operations and the increase in accrued medical expenses, both of which were partially offset by growth in prepaid expenses and accounts receivable.

      Investing  activities  used  $2,002,000  in fiscal year 1998 and generated
$2,326,000 and $2,852,000 in fiscal years 1997 and 1996, respectively. The primary use of funds during fiscal year 1998 was the purchase of fixed assets as discussed below. During fiscal year 1997, sources of cash included net proceeds from short-term investments of $1,497,000, and payments received on notes receivable of $1,959,000. During fiscal year 1996, sources of funds included cash acquired in the Mergers of $1,700,000 and net proceeds from sale of short-term investments of $4,725,000. During fiscal years 1998, 1997 and 1996 funds were used to purchase $2,509,000, $1,768,000 and $1,593,000 of property and equipment for expansion in operations, as well as to update and upgrade computer systems and software. In April 1996, funds were used to provide a $2,000,000, seven-year loan to Community Health Care of Illinois ("Choice") to allow it to apply for its HMO license in Illinois. Upon termination of the Company's relationship with Choice in November 1996, pursuant to a termination agreement, Choice returned $1,782,000 of the money loaned.

      Financing activities generated $994,000, $1,096,000 and $1,958,000 during fiscal years 1998, 1997 and 1996, respectively. The principal source of funds in fiscal year 1998 was the sale of 200,000 shares of common stock at $5.00 per share to Beverly Enterprises, Inc. in January 1998. Long-term debt and short-term debt issued in fiscal years 1997 and 1996, respectively, were the principal source of funds. The principal payments on long-term debt of $1,650,000, and payments to Medicus Systems Corporation of $647,000, principally pursuant to an administrative service agreement, were the primary use of cash in 1997. The Company did not have any treasury stock activity during fiscal year 1998 and 1997; however, the Company purchased $532,000 in treasury stock and issued $762,000 in stock from the treasury under employee stock plans in fiscal year 1996. The balance of the treasury stock was retired during fiscal year 1996. The Company did not pay dividends during fiscal years 1998 and 1997, while $576,000 was paid in dividends during fiscal year 1996.

      On October 2, 1996, the Company signed an agreement with BCBSTX whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan and received a warrant to purchase 100,000 shares of the Company's common stock. The note bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share.

      In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard
C. Jelinek, Vice Chairman of the Board of the Company, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of the Company's common stock. The interest rate, term, conversion price and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly. During fiscal year 1998, neither BCBSTX nor the Brown GST Trust exercised their option to convert the loan into Company common stock.

      Ventana and AHC are subject to state regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS' proportionate share of net assets (after inter-company eliminations) which, at May 31, 1998 and 1997, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $9,339,000 and $8,875,000 at May 31, 1998 and 1997, respectively, with deposit and reserve requirements (performance bonds) representing $3,794,000 and
$2,453,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,545,000 and $6,422,000, respectively. In 1994, Ventana provided funds to the Company under two separate loans. The total principal outstanding under these loans at May 31, 1998 was $506,000. All such agreements were pre-approved as required by AHCCCSA.

      The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      Information concerning executive officers is set forth in the section entitled "Executive Officers of the registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K. Information concerning the directors of the Company is set forth below.

      Michael D. Hernandez, age 52, has been Chairman and Chief Executive Officer of the Company since January 1998. He has also been President and Chief Executive Officer of The Cova Corporation since March 1988. Previously, he was Managing Director and Management Committee member of The First Boston Corporation from 1984 to 1988. From 1973 to 1984, he was with Kidder, Peabody & Company as a partner and Director. Mr. Hernandez is serving, or has served, on the Boards of Directors of Charter Medical Corporation (Chairman); The First Boston Corporation (Management Committee); HCHP, Inc. (Chairman); Securities Industry Association (Executive Committee); PathoGenesis Corporation; and International Diagnostic Corporation (Chairman).

      Richard C. Jelinek, age 61, Vice Chairman of the Board of the Company, was co-founder of a predecessor of Medicus Systems Corporation in 1969 and served as Chief Executive Officer of the Predecessor Corporation from its incorporation in December 1984 until February 1996. From 1983 to 1985 he was also Chairman of the Board and Chief Executive Officer of Mediflex Systems Corporation. Prior to 1969, Mr. Jelinek was Associate Professor of Industrial Engineering and Hospital Administration and Director, Systems Engineering Group, Bureau of
Hospital Administration at The University of Michigan. He has a Ph.D. in Industrial Engineering from The University of Michigan. He has been a director of the Predecessor Corporation since its incorporation in 1984 and of the Company since March 1996.

      William G. Brown, age 55, is a partner of Bell, Boyd & Lloyd, Chicago, Illinois, counsel to the Company, and has been Secretary and a director of the Predecessor Corporation since its incorporation in 1984 and of the Company since March 1996. Mr. Brown is also a director of MYR Group, Inc., Dovenmuehle Mortgage, Inc. and CFC International, Inc.

      Risa Lavizzo-Mourey, M.D., age 44, is the Sylvan Eisman Professor of Medicine and Health Care Systems at the University of Pennsylvania and a board certified Internist and Geriatrician. Dr. Lavizzo-Mourey earned her medical degree at Harvard Medical School followed by a Masters of Business Administration at the University of Pennsylvania's Wharton School. Dr. Lavizzo-Mourey has served on numerous Federal advisory committees and, most recently, on President Clinton's Commission for Consumer Protection and Quality in the Health Care Industry. She is a member of the Institute of Medicine of the National Academy of Science. Dr. Lavizzo-Mourey joined the Predecessor Corporation Board in April 1994 and has served as a director of the Company since March 1996. She is also a director of Beverly Enterprises and The Hangar Group.

      Henry H. Kaldenbaugh, M.D., age 53, is a founder of three subsidiaries of the Company, Ventana, AHC and MCSAZ, and has been a director of the Company since the March 1996. He has been an officer and board member of Ventana and AHC since their inception and of MCSAZ since 1993. He has had a family medicine and pediatric practice in northern Arizona since 1977. Dr. Kaldenbaugh is board certified in pediatrics and quality assurance and utilization and review. Dr. Kaldenbaugh served as medical director of AHC from 1992 through 1997 and has been an officer or director of MCSAZ, AHC and Ventana since their inception. He served as Administrative Medical Director for Health Management Associates, Inc. from 1990 through 1991, for Northern Arizona Family Health Plan from 1988 through 1991, and for the Arbors Nursing Facility from 1984 through 1987. Dr. Kaldenbaugh received his medical degree from Baylor University.

      John G. Lingenfelter, M.D., age 70, is a founder of AHC, Ventana and MCSAZ. He has been a director of the Company since March, 1996, and has been an officer and board member of Ventana and AHC since their inception and of MCSAZ since 1993. Dr. Lingenfelter has engaged in the general practice of medicine in Kingman, Arizona since 1961. He served as Mohave County, Arizona Health Director from 1966 through 1982 and Medical Director of the Kingman Health Care Center from 1985 to 1995. He has been serving as Hospital District Board Trustee since 1988 to present. He was a member of the Mohave County board of education and past President of the Mohave County Union High School District from 1979 to 1986. He has been a director and a co-founder of The Stockmen's Bank, Kingman, Arizona since 1980. Dr. Lingenfelter received his medical degree from the University of Iowa.

      Rogers K. Coleman, M.D., age 66, has been President and Chief Executive Officer of Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") since 1991. He served as Executive Vice President from 1988 to 1991, adding the title of Chief Operating Officer in 1990. From 1986 to 1988, Dr. Coleman was Vice President and Medical Director and from 1976 to 1986, he was Associate Medical Director. Prior to joining BCBSTX, Dr. Coleman was in private practice for 18 years. Dr. Coleman is a director of Advance Paradigm Group Medical and Surgical Services, Inc., Blue Cross and Blue Shield of New Hampshire, Rio Grande HMO, Inc., Health Care Benefits, Inc., and Blue Cross and Blue Shield Association.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Henry Kaldenbaugh failed to timely file a Form 4 with respect to two transactions in which he acquired 3,000 shares of common stock and sold 1,000 shares of common stock during the fiscal year ended May 31, 1998.

      John Lingenfelter failed to timely file a Form 4 with respect to nine transactions in which he acquired an aggregate of 13,000 shares of common stock and disposed of an aggregate of 21,600 shares of common stock during the fiscal year ended May 31, 1998.

      Rogers Coleman failed to timely file a Form 3 upon his initial election as a director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

      Set forth below is information concerning the executive officers of the Company as of May 31, 1998. Information for James Burns, who became an executive officer of the Company on March 1, 1996, includes compensation received from MCSAZ prior to that date during the fiscal year ended May 31, 1996.

                                      SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                               Annual Compensation          Compensation
                                         -------------------------------    ------------
                                                                               Awards
                                                                               ------
                                                               Other         Securities
                                                               Annual        Underlying      All Other
Name and Principal             Fiscal    Salary    Bonus    Compensation    Options/SARs    Compensation
   Position (1)                 Year      ($)       ($)         ($)              (#)           ($) (4)
------------------             ------    -----     -----     ----------     ------------    ------------

Michael D. Hernandez
  Chairman and
  Chief Executive Officer       1998    78,030    25,000         -            400,000              -

James A. Burns
  Vice Chairman, President
  Chief Executive Officer
  and Chief Operating Officer   1998   175,000    37,000         -                  -         10,987
  Vice Chairman, President
  and Chief Executive Officer   1997   164,792         -         -                  -          8,955
  Vice Chairman                 1996   162,319    75,000         -            150,000          1,568

Michael J. Kennedy
  Chief Financial Officer       1998   136,000    32,500    28,016(2)               -          3,284
  Chief Financial Officer       1997   125,000         -    31,809(2)          87,000(3)       1,458
  Chief Financial Officer       1996    16,098         -         -             87,000(3)           -

(1) Includes each person who served as the Chief Executive Officer during the most recent fiscal year and the other most highly compensated executive officers as measured by salary and bonus meeting the disclosure threshold requirements pursuant to Item 402 of S.E.C.
      Regulation S-K.

(2) The amount shown for Mr. Kennedy in each year represents moving expense related reimbursement.

(3) The options shown as granted in fiscal year 1997 to Mr. Kennedy reflect the repricing of the options originally granted in fiscal 1996.

(4) The amounts shown for Mr. Burns for fiscal 1998 include term life insurance premiums of $1,140, officers disability insurance of $663, split dollar insurance premiums of $509 and auto allowance of $7,800. The amount shown for Mr. Kennedy for fiscal year 1998 includes officer's disability insurance of $598. The Company has a contributory retirement savings plan which covers eligible employees who qualify as to age and length of service. Participants may contribute 1% to 15% of their salaries, subject to maximum contribution limitations imposed by the Internal Revenue Service. The amounts shown for Mr. Burns and Mr. Kennedy for fiscal year 1998 include Company contributions to their account in the amount of $875 and $2,686, respectively.

OPTION / SAR GRANTS TABLE

    The following table provides information on stock options granted to the named executive officers during fiscal year 1998. The potential realizable value of each grant of options was determined assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10% as required pursuant to Item 402 of S.E.C. Regulation S-K.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                  -------------------------------------

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                                                                   Annual Rates of Stock
                                                                                   Price Appreciation for
                                            Individual Grants                        10-Year Option Term
                        ---------------------------------------------------------   ---------------------
                          Number of       % of Total
                          Securities     Options/SARs
                          Underlying      Granted to       Exercise
                         Options/SARs    Employees in      or Base     Expiration     5%(2)      10%(2)
  Name                  Granted (#)(1)    Fiscal Year    Price ($/Sh)     Date         ($)        ($)
---------               --------------   ------------   -------------    ------       -----       ----

Michael D. Hernandez        400,000          82.5           4.00         1/12/08    1,006,231   2,549,988

(1) Options granted to Mr. Hernandez in fiscal year 1998 are exercisable starting 12 months after the original grant date, with 25 percent of the shares covered thereby becoming exercisable at that time and with an additional 25 percent of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date. The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.


OPTION / SAR EXERCISES AND YEAR-END VALUATION

                               Aggregated Option/SAR Exercises in Last Fiscal Year
                               ---------------------------------------------------
                                         and FY End Option/SAR Values
                                         ----------------------------

                                                          Number of Securities          Value of Unexercised
                                                          Underlying Unexercised        In-the-Money Options/
                                                          Options/SARs at FY-End            SARs at FY-End
                                                          ----------------------            --------------
                       Shares Acquired      Value
                       on Exercise (1)   Realized (2)   Exercisable   Unexercisable   Exercisable   Unexercisable
Name                         (#)             ($)            (#)            (#)             ($)           ($)
-----------            ---------------   ------------   -----------   -------------   -----------   -------------

Michael D. Hernandez          -               -                -         400,000              -         1,400,000
James A. Burns                -               -           75,000          75,000        318,750           318,750
Michael J. Kennedy            -               -           43,500          43,500        184,875           184,875

(1)  Number of securities underlying options/SAR exercised.

(2) Market value of underlying securities on date of exercise, minus the exercise or base price.

DIRECTOR COMPENSATION

      All directors of the Company are paid an annual retainer of $10,000. In addition, under the Company's 1995 Directors' Stock Option Plan, an option to purchase 20,000 shares of common stock is granted to each director of the Company who is not an officer, employee or greater than five percent stockholder of the Company at the time of such director's initial election to the Board. Under the Company's 1996 Non-Employee Director Stock Option Plan each non-employee director of the Company receives, on the date of each annual meeting of stockholders, an option to purchase 5,000 shares of the common stock. Options under each of the 1995 Directors' Stock Option Plan and the 1996 Non-Employee Director Stock Option Plan are for a term of ten years, become exercisable with respect to 25% of the shares covered thereby on each of the first four anniversaries of the date of grant and have an exercise price equal to the fair market value on the date of grant. Pursuant to the policies of BCBSTX, Dr. Coleman did not receive any options under the 1995 Directors' Stock Option Plan and will not receive any options under the 1996 Non-Employee Stock Option Plan.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with Michael D. Hernandez providing for his employment as Chairman and Chief Executive Officer of the Company. The agreement, which was entered into in January 1998 and has an initial term of four years, provides that during Mr. Hernandez' employment, he is to receive an annual salary of not less than $200,000, is eligible to participate in the Company's bonus plan with a targeted bonus of 25% of his base salary in accordance with the Company's customary practices and formulae, and is to devote not less than 75% of his full time to the business and affairs of the Company. Upon execution of this employment agreement, Mr. Hernandez received a signing bonus of $25,000. Mr. Hernandez also received options to purchase 400,000 shares of the Company's common stock, subject to vesting in four equal increments of 25% on January 12, 1999, 2000, 2001 and 2002. In the event of a change in control of the Company, all of Mr. Hernandez' outstanding options will vest and become exercisable on the date of the change in control. The Company has agreed that if Mr. Hernandez' employment is terminated by the Company other than for cause or, without his consent, the Company reduces his base salary or targeted bonus opportunity, materially changes his duties or responsibilities or changes the location of his principle place of work, and as a result of such change or changes he voluntarily terminates his employment, then, in either event, the 25% of Mr. Hernandez' outstanding options scheduled to vest on the next January 12 will vest and become exercisable on the date of termination of his employment, and he shall be entitled to receive his base salary for a period of 12 months following notice of termination, as well as a pro rata bonus.

      On March 1, 1996, the Company entered into an employment agreement with Mr. Burns. The agreement provided that he would receive a salary of at least $175,000 annually, and that if his employment was terminated by the Company (other than for cause), he would receive severance payments at the rate of $175,000 annually (i) until March 1, 1999, in the event of termination prior to March 1, 1998; (ii) for a period of one year if termination occurs between March 1, 1998 and March 1, 1999; (iii) until March 1, 2000 if termination occurs between March 1, 1999 and September 1, 1999; and (iv) for a period of six months if termination occurs after September 1, 1999.

      Mr. Burns' employment agreement further provided that in no event will severance pay exceed six months if at the time of termination the Company has not had net income after taxes during the preceding 12 months of at least
$1,000,000. The agreement also provided for the grant of options to purchase 150,000 shares of common stock.

      Effective August 1, 1998, Mr. Burns resigned as an officer and director of the Company and each of its subsidiaries. Pursuant to the terms of his separation agreement, Mr. Burns was paid $37,000 as a bonus for fiscal year 1998. During the year beginning on August 1, 1998, Mr. Burns will be paid an aggregate of $193,700 as severance payments.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Jelinek, Mr. Brown and Dr. Lavizzo-Mourey are currently members of the Compensation Committee and Mr. Jelinek and Dr. Lavizzo-Mourey are
currently members of the Stock Option Committee. None of the Company's directors have interlocking or other relationships with other boards or the Company that require disclosure under Item 402(j) of S.E.C. Regulation S-K, except as described below.

      For the fiscal year ended May 31, 1998, the Company incurred legal fees for general legal services of $74,000 to the law firm of Bell, Boyd & Lloyd, of which William G. Brown, Secretary and a director of the Company, is a partner. During the fiscal year ended May 31, 1998, Dr. Kaldenbaugh served as a Medical Director of AHC, and the Company paid Medical Director and consulting fees of $74,000 to Dr.
Kaldenbaugh.

      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      THE COMPANY. As of May 31, 1998, Dr. Kaldenbaugh owed $33,760 to the Company pursuant to a promissory note in the original principal amount of $94,000, with interest at the rate of 3%. The highest balance during fiscal year 1998 was $95,251. The note was originally payable to Ventana, and was transferred to the Company during the fiscal year ended May 31, 1997. The note is payable upon demand. The purpose of this loan was to provide Dr. Kaldenbaugh funds to settle litigation in 1992 concerning a covenant not to compete to which he was subject.

      During fiscal year 1998, the Company received $2,871,820 from RGHMO pursuant to administrative services agreements between the Company and each with BCBSTX and RGHMO.

      In October 1996, the Company signed an agreement whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for two additional one-year periods, if certain conditions are met. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three-year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share. On May 31, 1998, $3,426,000 was due to BCBSTX pursuant to the note consisting of $3,000,000 in principal and $426,000 of accrued interest.

      In a separate transaction, the Brown GST Trust invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price, and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly. During the fiscal year ended May 31, 1998, the Company paid an aggragate of 24,000 in interest to the Brown GST Trust.

      MCSAZ. In October 1995, MCSAZ borrowed $155,000 from a trust established by Dr.
Lingenfelter, $52,000 from a trust established by Dr. Kaldenbaugh, and $43,000 from a trust established by Geralde Curtis, who was then a director and officer of MCSAZ. The notes, due December 31, 2000, provide for interest income to be accrued at 8% per annum. MCSAZ then loaned from these funds $118,000 each to Dr. Kaldenbaugh and Ms. Curtis pursuant to promissory notes, due December 31, 2000, also providing for interest to accrue at 8% per annum. The notes are secured by a pledge of the Company common stock received by Dr. Kaldenbaugh and Ms. Curtis in the Mergers in exchange for their stock in MCSAZ. The stock pledge also secures the above described loans from the trusts to MCSAZ. The purpose of the loans was to provide Dr. Kaldenbaugh and Ms. Curtis funds to pay taxes incurred as a result of their owing shares in AHC, then a Subchapter S corporation. In July 1997, Ms. Curtis paid the promissory note and accrued interest in full.
On May 31,  1998,  $177,000,  $61,000  and  $52,000  were  outstanding  on notes payable to the trusts established by Dr. Lingenfelter, Dr. Kaldenbaugh and Ms. Curtis, respectively. In June 1998, the Company paid $52,000 to Ms. Curtis' trust, which satisfied in full the promissory note plus accrued interest. In June 1998, the Company also made a $97,000 payment to Dr. Lingenfelter's trust.

      VENTANA. In October 1995, Dr. Kaldenbaugh borrowed $95,055 and Ms. Curtis borrowed $97,704 from Ventana pursuant to promissory notes due December 31, 2000 providing for interest to accrue at 8% per annum. The notes are secured by a pledge of the common stock received by Dr. Kaldenbaugh and Ms. Curtis in the Mergers in exchange for their stock in Ventana. The purpose of the loans was to provide Dr. Kaldenbaugh and Ms. Curtis funds to pay taxes as described in the preceding paragraph. On July 24, 1997, Ms. Curtis repaid all existing loans from Ventana. As of May 31, 1998, $115,333 was outstanding under the loans to Dr. Kaldenbaugh.

      During fiscal year 1998, Dr. Lingenfelter received total payments of $236,301 under risk sharing contracts between Dr. Lingenfelter and Ventana in Mohave County, Arizona. As of May 31, 1998, Dr. Lingenfelter is owed an additional $113,217 pursuant to such contracts.

      ARIZONA HEALTH CONCEPTS. Dr. Kaldenbaugh received payments of $42,710 during fiscal year 1998 pursuant to risk sharing contracts with AHC. As of May 31, 1998, Dr. Lingenfelter and Dr. Kaldenbaugh are owed $23,740 and $8,483, respectively, pursuant to such contracts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP BY MANAGEMENT

      The following table sets forth, as of May 31, 1998, certain information regarding the beneficial ownership of common stock by each of the Company's directors, executive officers named in the "Summary Compensation Table" and by all directors and executive officers of the Company as a group, and by each person known by the Company to be the beneficial owner of 5 percent or more of the outstanding common stock.

                                                  Shares            Percent of
            Name(1)                         Beneficially Owned     Common Stock
            ----                            ------------------     ------------

      Michael D. Hernandez................           -                   0%
      James A. Burns......................     282,500  (2)(7)         5.7%
      Henry H. Kaldenbaugh................     572,704  (2)           11.7%
      John G. Lingenfelter................     583,129  (2)           11.9%
      Richard C. Jelinek..................     761,070  (2)(3)(4)     15.2%
      William G. Brown....................     144,182  (2)(4)         3.0%
      Risa Lavizzo-Mourey.................      18,865  (2)            *
      Rogers K. Coleman...................           -                   0%
      Michael J. Kennedy..................      61,932  (2)            1.3%
      Hollybank Investments, LP...........     580,747  (5)           11.8%
      Blue Cross and Blue Shield of Texas,
      Inc.                                     879,221  (6)           15.2%

      All directors and executive officers
      as a group (9 persons)..............   2,336,460  (2) (4)       45.4%

      *Represents less than 1% of common stock beneficially owned.

(1) The address of all of the persons named or identified above, except Hollybank Investments, LP, Blue Cross and Blue Shield of Texas, Inc. and James Burns, is c/o Managed Care Solutions, Inc., 7600 North 16th Street, Suite 150, Phoenix, Arizona 85020.

(2)  Includes 75,000, 1,250, 1,250, 11,250, 27,500, 11,250, 43,500, and  171,000
     shares covered by options and/or warrants held by Mr. Burns, Dr. Kaldenbaugh, Dr. Lingenfelter, Mr. Jelinek, Mr. Brown, Dr. Lavizzo-Mourey, Mr. Kennedy, and all directors and officers as a group, respectively, which were exercisable within sixty days of May 31, 1998. Such persons disclaim beneficial ownership of such shares.

(3)  Includes 30,333 shares owned by Mr. Jelinek's wife.

(4) Includes 77,922 shares which may be acquired upon conversion of $300,000 in principal amount of a Convertible Note of the Company and 10,000 shares covered by a currently exercisable stock purchase warrant. Both the Convertible Note and Stock Purchase Warrant are held by a trust created by Mr. Brown for the benefit of members of his family, of which Mr. Jelinek is one of the co-trustees.

(5) Represents shares as of March 23, 1998, as reported on Schedule 13D, Amendment No. 3. Hollybank Investments, LP disclaims beneficial ownership with respect to all of the shares for all purposes other than for reporting purposes on Schedule 13D. The address of Hollybank Investments, LP is One Financial Center, Suite 1600, Boston, Massachusetts, 02111.

(6) Represents 779,221 shares which may be acquired upon conversion of $3,000,000 in principal amount of a Convertible Secured Note of the Company and 100,000 shares covered by a currently exercisable stock purchase warrant. The address of Blue Cross and Blue Shield of Texas, Inc. is 901 S. Central Expressway, Richardson, Texas 75080.

(7)  The address of James A. Burns is 6542 East Ludlow, Scottsdale,  Arizona
     85254.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For descriptions of certain transactions involving Messrs. Brown and Jelinek and Drs. Kaldenbaugh and Lingenfelter and BCBSTX, see the information set forth in Item 11, under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation", which is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Documents Filed as Part of this Report

      The Consolidated Financial Statements and Schedules filed with this Form 10-K are listed below with their location in this report and are included in Item 8 above.

      1.  Financial Statements
                                                                 PAGE
                                                                 ----

      Report of Independent Accountants........................   26
      Consolidated Balance Sheet...............................   27
      Consolidated Statement of Operations.....................   28
      Consolidated Statement of Changes In Stockholders' Equity   29
      Consolidated Statement of Cash Flows.....................   30
      Notes to Consolidated Financial Statements...............   31

      2. Financial Statement Schedules
                                                                 PAGE
                                                                 ----
      Schedule I. Condensed Financial Information of the
      Registrant...............................................   47
      Schedule II. Valuation and Qualifying Accounts...........   51

      All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereon.

      (b)   Exhibits

      EXHIBIT NO. DESCRIPTION

      2.1 Agreement and Plan of Merger by and among Ventana Health Systems, Inc., Arizona Health Concepts, Inc., Managed Care Solutions, Inc., VHS Managed Care Merger Sub, Inc., AHC Managed Care Merger Sub, Inc., MCS Managed Care Merger Sub, Inc. and the registrant (1)
      2.2         Distribution   Agreement  by  and    between  Medicus  Systems
                  Software, Inc. and Medicus Systems Corporation (2)
      3.1         Conformed  Certificate  of  Incorporation  of  the registrant, as amended (3)
      3.2         Restated Bylaws (4)
      10.1 Administrative Services Agreement between the registrant and the County of San Diego, California (5)
      10.2        (a)   Contract  between  Ventana  Health  Systems  and Arizona
                        Health Care Cost
                        Containment System (6)
                  (b)   Contract  Amendment 1  to  the contract  between Ventana
                        Health  Systems  and Arizona    Health     Care     Cost
                        Containment System (7)
                  (c)   Solicitation   Amendment   1  between    Ventana  Health
                        Systems and Arizona
                        Health Care Cost Containment System (8)
                  (d)   Solicitation  Amendment  2  to contract  between Ventana
                        Health  Systems  and Arizona    Health     Care     Cost
                        Containment System (9)
                  (e)   Solicitation  Amendment 3   to contract  between Ventana
                        Health  Systems  and Arizona    Health     Care     Cost
                        Containment System (10)
      10.3        Administrative  contract   between   Arizona Health  Concepts,
                  Inc. and Arizona Health Care Cost Containment (11)
      10.4        Agreement  between the  registrant  and  the  State of Indiana
                  (12)
      10.5        (a)   Administrative  Services  contract   between  registrant
                        and Community Choice Michigan (13)
                  (b)   First   Amendment to  Administrative  Services  contract
                        between registrant and Community Choice Michigan (14)
                  (c)   Second  Amendment to  Administrative  Services  contract
                        between registrant and Community Choice Michigan (15)
      10.6        (a)   Administrative  Services  Agreement  between  registrant
                        and Rio Grande HMO,  Inc. (a  subsidiary  of Blue  Cross
                        Blue Shield of Texas, Inc.) (16)
                  (b)   Amendment   to   Administrative    Services    Agreement
                        between   registrant  and   Rio  Grande   HMO,  Inc.  (a
                        subsidiary of Blue Cross Blue Shield of Texas, Inc.)
      10.7 Administrative Services Agreement between registrant and Lovelace Community Health Systems, Inc. (17)
      10.8 Loan Agreement between the registrant and Blue Cross Blue Shield of Texas, Inc. (18)
      10.9 Loan Agreement between the registrant and William Gardner Brown Trust (19)
      10.10       (a)   Lease  Agreement  between  registrant  and Pivotal Simon
                        Office XVI, LLC (20)
                  (b)   First  Amendment to Lease Agreement  between  registrant
                        and Pivotal Simon Office XVI, LLC
                  (c)   Amended  and   Restated    Second   Amendment  to  Lease
                        Agreement between  registrant and  Pivotal  Simon Office
                        XVI, LLC
      10.11       Employment  Agreement  between  the  registrant  and  James A.
                  Burns* (21)
      10.12       Employment  Agreement  between  the  registrant and Michael D.
                  Hernandez*
      10.13       (a)   Administrative Services Agreement between registrant and
                        AlohaCare  (22)
                  (b)   Second  Amendment  to  contract  between  registrant and
                        AlohaCare (23)
                  (c)   Fourth  Amendment  to contract  between  registrant  and
                        AlohaCare (24)
      10.14 Contract between registrant and State of California Managed Risk Medical Insurance Board (25)

      10.15       Form of  Indemnification Contract  between the  registrant and its officers and directors* (26)
      10.16       Purchase  Agreement   between   the   registrant  and  Beverly
                  Enterprises,  Inc. (27)
      10.17       The Company's 1996 Stock Option Plan* (28)
      10.18       The Company's 1995 Stock Option Plan, as amended* (29)
      10.19       The Company's 1995  Directors'  Stock Option Plan* (30)
      10.20       The Company's 1996  Non-Employee  Director Stock Option Plan*
      10.21       The Company's 1998 CEO Stock Option Plan* (31)
      10.22       (a)   The Company's Employee Stock Purchase Plan* (32)
                  (b)   Amendment to the registrant's  Employee  Stock  Purchase
                        Plan* (33)
      21          Subsidiaries of the registrant
      23          Consent of Independent Accountants
      27          Financial Data Schedule

* Indicates exhibits which constitute management contracts or compensatory plans or agreements.


(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.
(2) Incorporated by reference to Exhibit 2(b) to the registrant's Report on Form 8-K dated March 1, 1996, as amended by Form 8-K/A-1 filed on April 30, 1996.
(3) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(4) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(5) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(6) Incorporated by reference to Exhibit 10.9(a) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(7) Incorporated by reference to Exhibit 10.9(a)(1) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(8) Incorporated by reference to Exhibit 10.9(a)(2) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(9) Incorporated by reference to Exhibit 10.9(a)(3) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(10) Incorporated by reference to Exhibit 10.9(a)(4) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(11) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(12) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(13) Incorporated by reference to Exhibit 10.12(a) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(14) Incorporated by reference to Exhibit 10.12(a)(1) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(15) Incorporated by reference to Exhibit 10.12(a)(2) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(16) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(17) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(18) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(19) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(20) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(21) Incorporated by reference to Exhibit 10.15 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

(22) Incorporated by reference to Exhibit 10.16 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(23) Incorporated by reference to Exhibit 10.12(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(24) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.
(25) Incorporated by reference to Exhibit 10.13 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(26) Incorporated by reference to Exhibit 10.24 to the registrant's Registration Statement Number 33-41253.
(27) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(28) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(29) Incorporated by reference to Exhibit 10.5 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(30) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(31) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q/A for the quarter ended February 28, 1998.
(32) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(33) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona.

                                          MANAGED CARE SOLUTIONS, INC.

                                          By:     /s/ Michael D. Hernandez
                                                  ------------------------------
                                                  Michael D. Hernandez
                                                  Chairman  and Chief  Executive
                                                  Officer

                                          Dated:  August 24, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth above.

Signature                        Title                            Date

/s/ Michael D. Hernandez         Chairman of the Board,           August 24, 1998
----------------------------     Chief Executive Officer
Michael D. Hernandez             (Principal Executive Officer)

/s/ Michael J. Kennedy           Vice President and Chief         August 24, 1998
----------------------------     Financial Officer (Principal
Michael J. Kennedy               Financial and Accounting Officer)

/s/ Richard C. Jelinek           Vice Chairman and Director       August 24, 1998
----------------------------
Richard C. Jelinek

/s/ William G. Brown             Director                         August 24, 1998
----------------------------
William G. Brown

/s/ Henry H. Kaldenbaugh         Director                         August 24, 1998
----------------------------
Henry H. Kaldenbaugh, M.D.

/s/ John G. Lingenfelter         Director                         August 24, 1998
----------------------------
John G. Lingenfelter, M.D.

/s/ Risa J. Lavizzo-Mourey       Director                         August 24, 1998
----------------------------
Risa J. Lavizzo-Mourey, M.D.

/s/ Rogers K. Coleman            Director                         August 24, 1998
----------------------------
Rogers K. Coleman, M.D.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Managed Care Solutions, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 21 present fairly, in all material respects, the financial position of Managed Care Solutions, Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Phoenix, Arizona
July 17, 1998

                                MANAGED CARE SOLUTIONS, INC.

----------------------------------------------------------------------------------------------

                                  CONSOLIDATED BALANCE SHEET
                                  --------------------------

                                                                            MAY 31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------- -------------

ASSETS
------

Current assets:
  Cash and cash equivalents, including restricted cash
   of $9,007,000 and $5,304,000, respectively                     $ 12,764,000   $  7,212,000
  Short-term investments                                             1,510,000      1,503,000
  Accounts and notes receivable and unbilled services, net           3,169,000      4,024,000
  Deferred income taxes, net                                         1,066,000        971,000
  Prepaid expenses and other current assets                            483,000      1,735,000
                                                                  ------------   ------------
       Total current assets                                         18,992,000     15,445,000

Notes receivable                                                             -        315,000
Related party notes receivable                                         694,000        941,000
Property and equipment, net                                          4,609,000      3,723,000
Performance bonds                                                    3,794,000      3,737,000
Goodwill, net                                                        2,826,000      3,191,000
Other assets                                                           808,000        665,000
                                                                  ------------   ------------
                                                                  $ 31,723,000   $ 28,017,000
                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                $    447,000   $    350,000
  Accrued medical claims                                             7,799,000      7,080,000
  Risk pool payable                                                  1,540,000      2,035,000
  Related party risk pool payable                                      152,000        301,000
  Accrued compensation                                               1,862,000      1,183,000
  Other accrued expenses                                             2,153,000      1,485,000
  Current portion of long-term debt                                     67,000        200,000
                                                                  ------------   ------------
     Total current liabilities                                      14,020,000     12,634,000

Long-term debt                                                               -         67,000
Related party long-term debt                                         3,961,000      3,643,000
Deferred income taxes                                                  239,000        203,000
                                                                  ------------   ------------
     Total liabilities                                              18,220,000     16,547,000
                                                                  ------------   ------------

Commitments                                                                  -              -

Stockholders' equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding, none and 6.85 shares                  -          7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,671,000 shares and 4,394,000 shares       47,000         44,000
  Capital in excess of par value                                    15,702,000     14,497,000
  Accumulated deficit                                               (2,246,000)    (3,078,000)
                                                                  ------------   ------------
     Total stockholders' equity                                     13,503,000     11,470,000
                                                                  ------------   ------------

                                                                  $ 31,723,000   $ 28,017,000
                                                                  ============   ============


             The accompanying notes are an integral part of these statements.

                              MANAGED CARE SOLUTIONS, INC.

----------------------------------------------------------------------------------------

                           CONSOLIDATED STATEMENT OF OPERATIONS
                           ------------------------------------

                                                     FOR THE YEARS ENDED MAY 31,
                                             -------------------------------------------
                                                 1998           1997           1996
                                             -------------  -------------  -------------
Revenues                                     $  65,994,000  $  63,790,000  $  23,192,000

Direct cost of operations                       52,500,000     51,184,000     21,151,000
Marketing, sales and administrative             12,676,000     14,188,000      4,840,000
                                             -------------  -------------  -------------

   Total costs and expenses                     65,176,000     65,372,000     25,991,000
                                             -------------  -------------  -------------

Operating income (loss)                            818,000     (1,582,000)    (2,799,000)
                                             -------------  -------------  -------------

Interest income                                    856,000        574,000        339,000
Interest expense                                  (377,000)      (317,000)             -
                                             -------------  -------------  -------------

Net interest income                                479,000        257,000        339,000
                                             -------------  -------------  -------------

Income (loss) from continuing
  operations before income taxes                 1,297,000     (1,325,000)    (2,460,000)

Provision (benefit) for income taxes               465,000       (414,000)      (246,000)
                                             -------------  -------------  -------------

Income (loss) from continuing operations           832,000       (911,000)    (2,214,000)

Discontinued operations, net of taxes                    -              -       (254,000)
                                             -------------  -------------  -------------

Net income (loss)                            $     832,000  $    (911,000) $  (2,468,000)
                                             =============  =============  =============

Net income (loss) per share - basic
  Continuing operations                      $        0.19  $       (0.21) $       (0.82)
  Discontinued operations                                -              -          (0.09)
                                             -------------  -------------  -------------

                                             $        0.19  $       (0.21) $       (0.91)
                                             =============  =============  =============

Weighted average common
  shares outstanding                             4,476,000      4,365,000      2,702,000
                                             =============  =============  =============

Net income (loss) per share - assuming
  dilution
  Continuing operations                      $        0.18  $       (0.21) $       (0.82)
  Discontinued operations                                -              -          (0.09)
                                             -------------  -------------  -------------

                                             $        0.18  $       (0.21) $       (0.91)
                                             =============  =============  =============

Weighted average common and
  common equivalent shares outstanding           5,639,000      4,365,000      2,702,000
                                             =============  =============  =============

             The accompanying notes are an integral part of these statements.

                                                    MANAGED CARE SOLUTIONS, INC.

------------------------------------------------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      ---------------------------------------------------------

                                           Preferred Stock       Common Stock
                                           ----------------   -------------------

                                                                                    Capital                  Retained
                                                                                   in Excess                 Earnings
                                                     Par                   Par       of Par     Treasury      (Accum.
                                           Shares   Value      Shares     Value      Value       Stock        Deficit)     Total
                                           ------  --------   ---------  -------- -----------  ---------   -----------  -----------

BALANCE, MAY 31, 1995                           -  $      -   6,432,000  $ 64,000 $16,022,000  $(543,000)  $13,598,000  $29,141,000
  Net loss                                      -         -           -         -           -          -    (2,468,000)  (2,468,000)
  Purchase of treasury stock                    -         -           -         -           -   (532,000)            -     (532,000)
  Issuance of preferred stock                   7     7,000           -         -           -          -             -        7,000
  Issuance of common stock:
   Employee stock purchase plan                 -         -           -         -     (32,000)   210,000             -      178,000
   Employee stock option plan, including
     tax benefits                               -         -           -         -    (227,000)   803,000             -      576,000
  Vested portion of stock options
   applicable to compensation expense           -         -           -         -       8,000          -             -        8,000
  Declaration of dividends                      -         -           -         -           -          -      (384,000)    (384,000)
  One for three reverse stock split             -         -  (4,288,000)  (43,000)     43,000          -             -            -
  Stock issued in acquisition of MCS
    Companies                                   -         -   2,229,000    23,000   7,347,000          -             -    7,370,000
  Distribution  of discontinued operations      -         -           -         -  (8,789,000)         -   (12,913,000) (21,702,000)
  Retirement of treasury stock                  -         -      (4,000)        -     (62,000)    62,000             -            -
                                           ------  --------   ---------  -------- -----------  ---------   -----------  -----------

BALANCE, MAY 31, 1996                           7     7,000   4,369,000    44,000  14,310,000          -    (2,167,000)  12,194,000
  Net loss                                      -         -           -         -           -          -      (911,000)    (911,000)
  Issuance of common stock:
   Employee stock purchase plan                 -         -      25,000         -      66,000          -             -       66,000
  Issuance of common stock warrants             -         -           -         -     121,000          -             -      121,000
                                           ------  --------   ---------  -------- -----------  ---------   -----------  -----------

BALANCE, MAY 31, 1997                           7     7,000   4,394,000    44,000  14,497,000          -    (3,078,000)  11,470,000
  Net Income                                    -         -           -         -           -          -       832,000      832,000
  Redemption of preferred stock                (7)   (7,000)          -         -           -          -             -       (7,000)
  Issuance of common stock:
   Employee stock purchase plan                 -         -      62,000     1,000     161,000          -             -      162,000
   Employee stock option plan                   -         -      15,000         -      50,000          -             -       50,000
  Stock issued to Beverly Enterprises           -         -     200,000     2,000     994,000          -             -      996,000
                                           ------  --------   ---------  -------- -----------  ---------   -----------  -----------

BALANCE, MAY 31, 1998                           -  $      -   4,671,000  $ 47,000 $15,702,000  $       -   $(2,246,000) $13,503,000


                                  The accompanying notes are an integral part of these statements.

                                   MANAGED CARE SOLUTIONS, INC.
--------------------------------------------------------------------------------------------------

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                               ------------------------------------

                                                               FOR THE YEARS ENDED MAY 31,
                                                       -------------------------------------------
                                                            1998           1997           1996
                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Income (loss) from continuing operations             $    832,000   $   (911,000)  $ (2,214,000)
  Adjustments to reconcile net income (loss)
     to net cash
   provided by (used in) operating activities:
   Bad debt expense                                          23,000      1,201,000        591,000
   Depreciation and amortization                          1,988,000      1,681,000        495,000
   Loss on sale of property and equipment                    31,000        171,000              -
   Deferred income taxes                                    (59,000)      (526,000)      (246,000)
   Interest on long term debt                               285,000        188,000              -
  Changes in assets and liabilities:
   Accounts receivable and unbilled services                832,000       (682,000)    (2,807,000)
   Prepaid expenses and other current assets              1,252,000       (909,000)       417,000
   Other assets                                            (143,000)       (69,000)             -
   Accounts payable                                          97,000        (29,000)    (1,316,000)
   Accrued medical claims                                   719,000        749,000        871,000
   Risk pool payable                                       (495,000)       389,000        711,000
   Related party risk pool payable                         (149,000)       184,000       (198,000)
   Accrued compensation                                     679,000        603,000        535,000
   Accrued expenses                                         668,000     (1,544,000)       366,000
   Loss contract reserve                                          -       (510,000)       (32,000)
                                                       ------------   ------------   ------------
Net cash provided by (used in) operating activities       6,560,000        (14,000)    (2,827,000)
                                                       ------------   ------------   ------------

Cash flows from investing activities:
  Acquisition of MCS Companies                                    -              -      1,700,000
  Purchase of property and equipment                     (2,509,000)    (1,768,000)    (1,593,000)
  Proceeds from sale of property and equipment                9,000        689,000         20,000
  Purchase of short-term investments                       (508,000)    (2,722,000)      (750,000)
  Maturity/sale of short-term investments                   501,000      4,219,000      5,475,000
  Increase in assets securing performance bond              (57,000)       341,000              -
  Issuance of notes receivable                              (47,000)      (392,000)    (2,000,000)
  Payments on notes receivable                              609,000      1,959,000              -
                                                       ------------   ------------   ------------
Net cash provided by (used in) investing activities      (2,002,000)     2,326,000      2,852,000
                                                       ------------   ------------   ------------

Cash flows from financing activities:
  Cash infusion from related parties                              -              -        250,000
  Due to Medicus Systems Corporation                              -       (647,000)       647,000
  Issuance of short-term debt                                     -              -      1,450,000
  Issuance of long-term debt                                      -      3,206,000              -
  Principal payment on long-term debt                      (207,000)    (1,650,000)       (50,000)
  Issuance of voting preferred stock                              -              -          7,000
  Redemption of voting preferred stock                       (7,000)             -              -
  Issuance of common stock                                1,208,000         66,000              -
  Issuance of common stock warrants                               -        121,000              -
  Purchase of treasury stock                                      -              -       (532,000)
  Reissuance of treasury stock                                    -              -        762,000
  Dividends paid                                                  -              -       (576,000)
                                                       ------------   ------------   ------------
Net cash provided by financing activities                   994,000      1,096,000      1,958,000
                                                       ------------   ------------   ------------

Net increase in cash and cash equivalents                 5,552,000      3,408,000      1,983,000
Cash and cash equivalents, beginning of period            7,212,000      3,804,000      1,475,000
Cash allocated from discontinued operations, net                  -              -        346,000
                                                       ------------   ------------   ------------
Cash and cash equivalents, end of period               $ 12,764,000   $  7,212,000   $  3,804,000
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

THE DISTRIBUTION

On March 1, 1996, the Company effected the separation of its managed care business from its software business through the contribution of the software business to a wholly-owned subsidiary and the distribution ("the Distribution") of all of the stock in that subsidiary (known as Medicus Systems Corporation) to the stockholders on a share-for-share basis. Immediately after the Distribution, the Company effected a one-for-three reverse stock split ("the Reverse Stock Split"). The average shares outstanding and all per share amounts included in the financial statements and notes thereto have been adjusted retroactively to reflect the Reverse Stock Split.

THE MERGER

Also on March 1, 1996, following the completion of the Distribution and the Reverse Stock Split, three wholly-owned subsidiaries of the Company were merged (the Mergers) with and into three related managed care companies, Managed Care Solutions, Inc. ("MCSAZ"), Ventana Health Systems, Inc. ("Ventana"), and Arizona Health Concepts, Inc. ("AHC") (each an Arizona corporation and collectively referred to as the "MCS Companies"), with the MCS Companies becoming wholly-owned subsidiaries of the Company.

In the Mergers, stockholders of the MCS Companies received approximately 2,229,000 shares of common stock, $0.01 par value (common stock) of the Company, representing 51% of the common stock outstanding immediately after the Mergers (which shares represented 49.9% of the voting rights of the Company as a result of 6.85 shares of the Company's Voting Preferred Stock being outstanding). The Company received $15,468,000 in assets from the MCS Companies and assumed $11,313,000 in liabilities. In connection with the Mergers, the name of the Company was changed to Managed Care Solutions, Inc.

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

The Company provides contract management services to county and state governmental units and other health care organizations. The Company has nine contracts with multi-year terms or pursuant to one or more ongoing agreements whose nature contemplates continued renewals, for services which expire at various dates through the year 2002.

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

The Company receives reinsurance recoveries, which are recorded as estimated amounts due pursuant to the AHCCCSA contract. Reinsurance recoveries are recognized as a percentage of expenses incurred by members whose medical costs exceed a stated deductible per member per contract year. Recoveries are recorded as a reduction of medical expenses.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes funds restricted by AHCCCSA for utilization in the current operations of the individual subsidiary. (See "Restrictions on Fund Transfers")

SHORT-TERM INVESTMENTS

The Company's short-term investments consist of municipal bonds, which are held by Ventana. Short-term investments are classified as available for sale and carried at fair market value (see Note 4).

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DISCONTINUED OPERATIONS

The software and related lines of business ("Medicus Systems Corporation" or "Medicus"), which were separated as of March 1, 1996, are reported as discontinued operations as of May 31, 1996. Prior years' operating results have also been reclassified to segregate the discontinued operations. Such operations have been presented net of income tax benefit of $187,000 for the year ended May 31, 1996.

Revenues   from   Medicus   were  $23,670,000  for   the   nine   months   ended
February 29, 1996.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on all furniture, equipment and purchased software using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.

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

Amounts securing performance consist of the following:

                                                            May 31,
                                                 -----------------------------
                                                      1998            1997
                                                 --------------   ------------

Ventana Health Systems, Inc.                     $    2,457,000   $  2,453,000
Arizona Health Concepts, Inc.                         1,337,000      1,284,000
                                                 --------------   ------------

                                                 $    3,794,000   $  3,737,000
                                                 ==============   ============

GOODWILL

The excess of the acquisition cost over the fair value of the net assets of the MCS Companies acquired in a purchase transaction on March 1, 1996 has been included in goodwill and is amortized on a straight-line basis over the period of expected benefit of ten years. The reported balances as of May 31, 1998 and 1997 are net of accumulated amortization of $822,000 and $457,000, respectively.

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

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

A $70,000 loss contract reserve for a management services agreement has been reflected in the results of operations for the year ended May 31, 1996. In conjunction with the purchase of AHC, the Company recorded a loss contract reserve of $542,000. During the three months ended May 31, 1996, the Company incurred costs and expenses of $102,000. During the twelve months ended May 31, 1997, the Company fully utilized the loss contract reserves.

STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans.

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires an asset and liability approach for financial accounting and reporting for income taxes. The Company files a consolidated income tax return with its subsidiaries.

Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from accrued medical claims, compensation not yet deductible for tax purposes and the use of accelerated depreciation methods.

RESTRICTIONS ON FUND TRANSFERS

Ventana and AHC are subject to AHCCCSA regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. MCS' proportionate share of net assets (after inter-company eliminations) which, at May 31, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of AHCCCSA, is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $9,339,000 and $8,875,000 at May 31, 1998 and 1997, respectively, with deposit and reserve requirements (performance bonds) representing $3,794,000 and
$2,453,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,545,000 and $6,422,000, respectively.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CLIENTS

The Company's revenues are generated from contracts with AHCCCSA and healthcare provider organizations, typically governmental entities. Accordingly, as of May 31, 1998 and 1997, all of the Company's trade receivables were from AHCCCSA or entities in this industry. See Note 5 - Accounts and Notes Receivable.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Approximately 60%, 68% and 53% of the Company's revenues for 1998, 1997 and 1996, respectively, were generated from Ventana and AHC through the contracts with AHCCCSA. Additionally, approximately 5%, 6% and 16% of the Company's revenues in 1998, 1997 and 1996, respectively, were generated from one county governmental unit to which the Company provides contract services. Approximately 8%, 8% and 10% of the Company's revenues in 1998, 1997 and 1996, respectively, were generated from one state to which the Company provides contract services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, investments, accounts and notes receivable, accounts payable, other accrued expenses, and debt. These balances are carried in the financial statements at amounts that approximate fair value unless separately disclosed in the Notes to Consolidated Financial Statements.

RECLASSIFICATIONS

Certain amounts reported for the year ended May 31, 1997 and 1996 have been reclassified to conform to the fiscal year 1998 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for the Company in fiscal year 1999 and requires a company to report descriptive information about its reportable segments based on a management approach. The Company is currently evaluating the implementation of the new standard.

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and provides guidance on accounting for the costs of software developed or obtained for internal use. The Company does not believe that the adoption will have a material impact on their financial statements.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and requires that start-up activities and organizational costs be expensed as incurred. The Company is currently evaluating the implementation of the new standard; however, management does not believe the adoption will have a material impact.

NOTE 3 - NET INCOME PER COMMON SHARE:
------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128") in fiscal year 1998. SFAS 128 revised standards for the computation and presentation of earnings per share, requiring the presentation of both basic earnings per share and earnings per share assuming dilution. All prior period earnings per share data presented has been restated in accordance with SFAS 128.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Basic earnings per share are computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Earnings per share assuming dilution are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and warrants and adjusted for dilutive common shares assumed to be issued on conversion of the Company's convertible loans.

The following is the computation of the reconciliation of the numerators and denominators of net income per common share - basic and net income per common share - assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                Year Ended May 31, 1998
                                       -----------------------------------------

                                         Income          Shares       Per Share
                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                       -----------    -------------   ----------

Net income per common share - basic:
  Income available to common
   stockholders                        $ 832,000        4,476,000       $ 0.19
  Effect of dilutive securities:
   Stock options and warrants                  -          306,000
   Convertible notes                     158,000          857,000
                                       ---------        ---------

Net income per common share -
  assuming dilution:
  Income available to common
   stockholders and assumed
     conversions                       $ 990,000        5,639,000       $ 0.18
                                       =========        =========       ======

At May 31, 1998, no shares of common stock had been issued upon conversion of the convertible notes issued in October 1996. These notes are convertible into an aggregate of 857,000 shares of common stock. These shares were included in the calculation of diluted earnings per share for the year ended May 31, 1998.

Due to the Company's losses for the years ended May 31, 1997 and 1996, a calculation of earnings per share assuming dilution is not required. During the year ended May 31, 1997 and 1996, dilutive securities consisted of options and warrants convertible into approximately 857,000 and 935,000 shares of common stock, respectively, and additionally, during fiscal year 1997, notes were convertible into an aggregate of 857,000 shares of common stock.

NOTE 4 - SHORT-TERM INVESTMENTS:
-------------------------------

The Company's investments consist primarily of municipal bonds. The fair value of investments is based upon quoted market prices. As of May 31, 1998 and 1997, the fair value of such securities approximated cost.

The Company's investments had stated maturities as follows:

                                                            May 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------   -------------

Within one year                                   $   1,002,000   $     500,000
Two to five years                                       508,000       1,003,000
                                                  -------------   -------------
                                                  $   1,510,000   $   1,503,000
                                                  =============   =============

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Also, the Company may extend maturities in some cases.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

All securities have been classified as current assets as they represent the investment of cash available for current operations.

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:
--------------------------------------

Third party accounts and notes receivable and unbilled services consist of the following:

                                                            May 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------   -------------

Contract management receivables                   $   2,923,000   $   2,412,000
Due from AHCCCSA                                        486,000         686,000
Due from provider group                                       -         450,000
Risk pool receivables                                    78,000       1,553,000
Interest receivable                                     153,000         145,000
Other                                                   142,000         242,000
                                                  -------------   -------------
                                                      3,782,000       5,488,000
Less allowance for doubtful accounts                    613,000       1,464,000
                                                  -------------   -------------
  Net current portion of accounts and
   notes receivables                              $   3,169,000   $   4,024,000
                                                  =============   =============
Non-current portion of notes receivable           $           -   $     315,000
                                                  =============   =============

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA and capitation receivables.

Related party notes receivable due from stockholders were $694,000 and $941,00 for the twelve-month period ended May 31, 1998 and 1997, respectively and consist of loans taken against the cash surrender value of life insurance policies, on which no interest is charged, and other loans to stockholders. The interest rates on other loans to stockholders range from 3.3% to 8% and mature through the year 2000. The loans against the cash surrender value of the life insurance policies have no stated maturity other than the maturity of the underlying policies.

NOTE 6 - PROPERTY AND EQUIPMENT:
-------------------------------

Property and equipment consist of the following:

                                                            May 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------   -------------

Machinery and equipment                           $   4,519,000   $   3,333,000
Furniture and fixtures                                1,637,000         856,000
Software                                              1,139,000         899,000
Leasehold improvements                                  511,000         285,000
                                                  -------------   -------------
                                                      7,806,000       5,373,000
Less - accumulated depreciation and amortization      3,197,000       1,650,000
                                                  -------------   -------------
                                                  $   4,609,000   $   3,723,000
                                                  =============   =============

During fiscal years 1998 and 1997, the Company sold property and equipment with a net book value of $40,000 and $860,000, respectively, and was paid $9,000 and $689,000, respectively. During fiscal year 1997, the sale of property and equipment pursuant to the Colorado Access termination agreement accounted for $645,000 of the total proceeds.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT:
-----------------------

Third party long-term debt consists of the following:

                                                            May 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------   -------------

Note payable to a bank, interest at 8.875%,
  interest and  principal of $17,000 due
  monthly until maturity on September 30, 1998,
  secured by equipment and stockholder
  guarantees                                      $      67,000   $     267,000

Less:  current portion                                   67,000         200,000
                                                  -------------   -------------

                                                  $           -   $      67,000
                                                  =============   =============


Related party long-term debt consists of the following:

                                                            May 31,
                                                  -----------------------------
                                                      1998            1997
                                                  --------------  -------------

Non-current portion
  Due to Blue Cross and Blue Shield of Texas,
   Inc. (net of $54,000 and $85,000 discount,
   respectively)                                  $   3,372,000   $   3,078,000
  Due to stockholders                                   589,000         565,000
                                                  -------------   -------------
   Total non-current debt                         $   3,961,000   $   3,643,000
                                                  =============   =============

On October 2, 1996, the Company signed an agreement with Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for two additional one-year periods if certain conditions are met. The loan is initially secured by all of the assets for the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three-year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future MCS funding requirements. On May 31, 1998, $3,426,000 was due to BCBSTX pursuant to the notes consisting of $3,000,000 principal and $426,000 of accrued interest. The principal and interest balances at May 31, 1997 were $3,000,000 and $163,000, respectively.

In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Vice Chairman and Director, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of MCS common stock. The interest rate, term, conversion price, and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly.

The Company determined that the warrants issued in conjunction with the loans to BCBSTX and the Brown GST Trust had a combined value of $121,000. The value assigned to the warrants was recorded as a discount on the loans and is being amortized over the life of the loans.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In October 1995, MCS borrowed $155,000 from a trust established by Dr. Lingenfelter, $51,000 from a trust established by Dr. Kaldenbaugh, and $43,000 from a trust established by Geralde Curtis, who was then a director and officer of MCS . The notes due December 31, 2000 provide for interest income to accrue at 8% per annum. MCS then loaned from these funds $118,000 each to Dr. Kaldenbaugh and Ms. Curtis pursuant to promissory notes due December 31, 2000 also providing for interest to accrue at 8% per annum. In July 1997, Ms. Curtis paid the promissory note and accrued interest in full. On May 31, 1998, $177,000, $61,000 and $52,000 were outstanding on notes payable to the trusts established by Dr. Lingenfelter, Dr. Kaldenbaugh and Ms. Curtis, respectively. In June 1998, the Company paid $52,000 to Ms. Curtis' trust, which satisfied in full the promissory note plus accrued interest. In June 1998, the Company also made a $97,000 payment to Dr. Lingenfelter's trust.

The Company had risk pool agreements with Dr. Lingenfelter and Dr. Kaldenbaugh during fiscal year 1998 and 1997. The Company made payments to them totaling $279,000 and $221,000 during the fiscal year 1998 and 1997, respectively. As of May 31, 1998 and 1997, $152,000, and $301,000, respectively, remained unpaid.

Scheduled principal payments on related and third party long-term debt are as follows:

          1999                                    $      67,000
          2000                                        3,672,000
          2001                                          289,000
                                                  -------------
                                                  $   4,028,000
                                                  =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

The Company has various lease agreements for real and personal property. These obligations extend through 2002 and in some cases contain renewal options. As of May 31, 1998, future minimum lease payments for noncancellable operating leases in excess of one year are as follows:

          1999                                    $   1,801,000
          2000                                        1,646,000
          2001                                        1,446,000
          2002                                          579,000
                                                  -------------
                                                  $   5,472,000
                                                  =============

Rental expense on all operating leases totaled $1,761,000, $1,518,000 and $400,000, during fiscal years 1998, 1997 and 1996, respectively.

MCS has committed to provide CCM a line of credit up to $500,000 at prime to assist CCM in maintaining minimum financial requirements. As of May 31, 1998 and 1997, $0 and $315,000, respectively, were outstanding under the line of credit.

During the year ended May 31, 1998, AHC was notified by AHCCCSA that it is not in compliance with the AHCCCSA equity per member performance measure. AHC and AHCCCSA are currently working to resolve this issue, and the Company believes that it will be resolved in the near future. The resolution is not expected to have a significant financial impact on the Company.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE AND DIRECTOR BENEFIT PLANS:
--------------------------------------------

The Company provides various health, welfare and disability benefits to its full-time salaried employees, which are funded primarily by contributions. The Company does not provide postemployment or postretirement health care and life insurance benefits to its employees.

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

In conjunction with the Distribution, the options outstanding under these existing option plans, as they related to directors and to employees who became employees of Medicus after the Distribution, were assumed by Medicus. All options outstanding under these existing option plans, as they related to employees who became employees of the Company after the Distribution, remained outstanding. The number of shares of common stock subject to options and the related exercise prices were adjusted as provided by the Distribution agreement. The adjustments were calculated so as to preserve the economic value of such options. The adjustments considered the fair market value of the Company's common stock at the date of the Distribution and Mergers, which was $3.25.

The Company has also adopted a 1995 Stock Option Plan, a 1996 Stock Option Plan and, subject to stockholder approval, a 1998 CEO Stock Option Plan, which provide for the issuance of up to an aggregate of 1,150,000 shares of common stock to key employees and directors of the Company. This authorization includes shares which became subject to options upon consummation of the Mergers as described above.

The Company also adopted a 1995 Director's Stock Option Plan and a 1996 Non-Employee Director Stock Option Plan, which provide for the issuance of up to an aggregate of 230,000 shares of common stock to directors of the Company. Options granted under all Company option plans have 10-year terms and become exercisable with respect to 25% of the shares 12 months after the date of grant and with respect to an additional 25% at the end of each 12-month period thereafter during the succeeding three years.

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

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:

                                      1998                            1997                            1996
                          ----------------------------    ----------------------------    ----------------------------
                                    Weighted-Average                Weighted-Average                Weighted-Average
                          Options   Exercise Price (1)    Options   Exercise Price (1)    Options   Exercise Price (1)
                          -------   ------------------    -------   ------------------    -------   ------------------

Outstanding-beginning
of year                   747,000         $ 3.26          935,000         $ 4.03          123,000         $    -
  Granted                 485,000         $ 3.96          270,000         $ 3.35          812,000         $ 4.03
  Exercised               (15,000)        $ 3.25                -         $    -                -         $    -
  Forfeited                     -         $    -         (458,000)        $ 5.04                -         $    -
                        ---------                         -------                         -------

Outstanding - end
of year                 1,217,000         $ 3.55          747,000         $ 3.26          935,000         $ 4.03
                        =========                         =======                         =======

Exercisable - end
of year                   359,000         $ 3.24          164,000         $ 3.21           19,000         $    -


(1) The effects of stock options granted prior to fiscal year 1996 are not reflected in the weighted average calculations.

A summary of all company options outstanding and options exercisable are as follows at May 31, 1998:

                               Weighted-Average
   Range of         Number         Remaining       Weighted-Average       Number       Weighted-Average
Exercise Prices   Outstanding   Contractural (1)   Exercise Price (1)   Exercisable   Exercise Price (1)
---------------   -----------   ----------------   ------------------   -----------   ------------------

$  0.21 - $ 0.21      13,000             -               $    -            13,000           $    -

$  2.92 - $ 4.00   1,204,000          8.59               $ 3.55           346,000           $ 3.24

(1) The effects of stock options granted prior to fiscal year 1996 are not reflected in the weighted average calculations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", ("SFAS No. 123") but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS No. 123 for purposes of determining compensation expense related to stock options granted during the years ended May 31, 1998, 1997 and 1996, net income and earnings per common share would have been changed to the pro forma amounts shown below:

                                                     Year Ended May 31,
                                        -------------------------------------------
                                            1998            1997           1996
                                        -------------  -------------  -------------
Net income (loss)
  As reported                           $    832,000   $   (911,000)  $ (2,468,000)
  Pro forma                             $    504,000   $ (1,110,000)  $ (2,537,000)

Net income (loss) per common share -
  assuming dilution
  As reported                           $       0.18   $      (0.21)  $      (0.91)
  Pro forma                             $       0.11   $      (0.25)  $      (0.94)

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The fair value of each option granted during fiscal year 1998, 1997 and 1996 was estimated on the date of grant using an option-pricing model (Black-Scholes) with the following weighted average assumptions: (i) no dividend yield, (ii) an expected volatility of 84%, 69% and 69% for fiscal years 1998, 1997 and 1996, respectively, (iii) a risk-free interest rate of 5.55%, 6.35% and 5.77% for fiscal years 1998, 1997 and 1996, respectively, and (iv) an expected option life of five years. Based upon the above assumptions, the weighted average fair value at grant date of options granted during fiscal years 1998, 1997 and 1996 were $2.76, $2.11 and $2.52, respectively. The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

Prior to the Distribution, the Company had an Employee Stock Purchase Plan providing for the sale of shares of common stock to eligible employees.
Employees could designate up to the lesser of $10,000 or 10% of their compensation for the purchase of stock. The purchase price was the lesser of 85% of the fair market value of the stock on either the date of grant of a one-year purchase option or the date the purchase option is exercised. In conjunction with the Distribution, Medicus adopted the then existing plan and the obligations under the plan transferred to Medicus. On April 27, 1996, the Company adopted a new Employee Stock Purchase Plan. The plan was effective June 1, 1996 and provides for the sale of 300,000 shares of common stock to eligible employees over a three-year period with essentially the same terms as the previous plan. During the years ended May 31, 1998, 1997 and 1996, 62,000, 25,000 and 6,000 shares of common stock were issued under the plan for an aggregate purchase price of $162,000, $66,000 and $178,000, respectively.

RETIREMENT SAVINGS PLAN

Prior to the Distribution, the Company had a contributory retirement savings plan (401(k) Plan) which covered eligible employees who qualified as to age and length of service. Participants could contribute up to 15% of their eligible wages, subject to maximum contribution limitations imposed by the IRS. In conjunction with the Distribution, Medicus adopted the then existing plan and the Company adopted a separate 401(k) Plan effective March 1, 1996, which was substantially identical to the existing plan. All obligations under the plan which pertained to Medicus employees were assumed by Medicus and all obligations which pertained to employees of the managed care business were transferred to the Company. The expense of the plan, consisting of discretionary Company contributions, was $158,000, $113,000 and $30,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES:
----------------------

The provision (benefit) for income taxes consists of the following:

                                                 Year Ended May 31,
                                   -------------------------------------------
                                       1998            1997           1996
                                   -------------  -------------  -------------

Current:
  Federal                          $     417,000  $     (88,000) $           -
  State                                   87,000        200,000              -
                                   -------------  -------------  -------------
                                         504,000        112,000              -
                                   -------------  -------------  -------------

Deferred:
  Federal                                (32,000)      (702,000)      (207,000)
  State                                   (7,000)       176,000        (39,000)
                                   -------------  -------------  -------------
                                         (39,000)      (526,000)      (246,000)
                                   -------------  -------------  -------------
                                   $     465,000  $    (414,000) $    (246,000)
                                   =============  =============  =============

A reconciliation of income tax provision (benefit) based on the federal statutory rate and the Company's actual income tax provision is as follows:

                                                     Year Ended May 31,
                                        -------------------------------------------
                                            1998            1997           1996
                                        -------------  -------------  -------------

Income tax at the federal statutory
 rate of 34%                            $     441,000  $   (451,000)  $   (836,000)
State taxes, net of federal benefit            58,000       248,000        (90,000)
Nondeductible goodwill amortization           124,000       116,000         39,000
Other permanent items                          11,000        26,000         33,000
Nontaxable interest income                          -       (33,000)        (8,000)
Valuation allowance                          (351,000)     (397,000)       626,000
Other, net                                    182,000        77,000        (10,000)
                                        -------------  ------------   ------------
                                        $     465,000  $   (414,000)  $   (246,000)
                                        =============  ============   ============

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Deferred income tax assets and liabilities were comprised of the following:

                                                            May 31,
                                                  ----------------------------
                                                      1998            1997
                                                  -------------  -------------

Gross deferred tax assets:
  Accrued medical claims                          $     929,000  $     896,000
  Allowance for bad debt                                208,000        504,000
  Compensation not yet deductible
   for tax purposes                                     247,000        242,000
  Other                                                  79,000         77,000
                                                  -------------  -------------
  Total gross deferred tax assets                     1,463,000      1,719,000
   Deferred tax assets valuation allowance             (397,000)      (748,000)
                                                  -------------  -------------
   Net deferred tax assets                            1,066,000        971,000
                                                  -------------  -------------

Gross deferred tax liabilities:
  Depreciation                                          239,000        203,000
                                                  -------------  -------------
   Total gross deferred tax liabilities                 239,000        203,000
                                                  -------------  -------------
   Net deferred tax assets                        $     827,000  $     768,000
                                                  =============  =============

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

NOTE 11 - STOCKHOLDERS' EQUITY:
------------------------------

During fiscal year 1996, the Company purchased 60,000 shares and reissued 33,000 shares. Treasury stock representing 4,000 shares outstanding at the date of the Distribution has been retired.

On January 7, 1998 the Company entered into a purchase agreement with Beverly Enterprises, Inc., pursuant to which, the Company received $1,000,000 and issued 200,000 shares of the Company's common stock at $5 per share. This transaction was effected pursuant to the exemption contained in section 4(2) of the Securities Act of 1933.

The Company has reserved an aggregate of 879,000 and 88,000 shares of common stock for issuance upon conversion of the notes and exercise of the warrants held by BCBSTX and the Brown GST Trust, respectively.

The authorized capital stock of the Company also includes 1,000,000 shares of Preferred Stock, $1,000 par value. No shares of Preferred Stock are currently outstanding. The Board of Directors has the authority to determine the rights and preferences of this preferred stock upon its issuance. On May 31, 1998, the Company redeemed and canceled all 6.85 shares of Voting Preferred Stock at par value plus accrued dividends.

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS:
------------------------------------

The Company has a service agreement with AlohaCare, a Hawaii not-for-profit corporation whereby the Company provides all managed care services on behalf of AlohaCare. AlohaCare has certain management in common with the Company. The Company generated management fees from AlohaCare of $5,635,000, $4,368,000 and $1,071,000 in fiscal years 1998, 1997 and 1996, respectively.

For the fiscal year ended May 31, 1998, 1997 and 1996, the Company incurred legal fees for general legal services of $74,000, $164,000 and $670,000, respectively, to the law firm of Bell, Boyd and Lloyd, of which William G. Brown, Secretary and Director of the Company, is a partner.

During fiscal year 1996, Medicus provided the Company with cash infusions for operating purposes of $250,000.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------

                                                 Year Ended May 31,
                                     -------------------------------------------
                                         1998            1997           1996
                                     -------------  -------------  -------------

Cash paid during the year for:
  Income taxes                       $     281,000  $   1,266,000  $           -
  Interest                           $      99,000  $     102,000  $      37,000

The Company merged with MCS Companies on March 1, 1996. In conjunction with the Merger, assets were acquired and liabilities were assumed as follows:

  Fair value of assets acquired      $           -  $           -  $  15,468,000
  Net liabilities assumed            $           -  $           -  $  11,313,000

NOTE 14 - PRO FORMA INFORMATION (UNAUDITED):
-------------------------------------------

The following pro forma summary of the consolidated results of operations gives effect to the Mergers as if they had occurred as of the beginning of the year presented, after including the impact of certain adjustments, such as amortization of intangibles and the income tax effects of AHC being an S Corporation, using an estimated combined federal and state tax rate of 38%, assuming that a consolidated tax return is filed.

                                                                    Year Ended
                                                                    MAY 31, 1996
                                                                  --------------

Revenues                                                          $  67,342,000
Net loss from continuing operations                               $  (2,810,000)
Net loss per share - assuming dilution                            $       (1.04)

                          MANAGED CARE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
-----------------------------------------------------

In the opinion of management, all adjustments necessary for a fair presentation of the financial results for interim periods have been included in the unaudited financial information presented below. These adjustments are only of a normal and recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for the full year.

                                             Three Months Ended
                            ---------------------------------------------------------
                              May 31,      February 28,   November 30,    August 31,
                               1998            1998           1997           1997
                            ------------   ------------   ------------   ------------

Revenues                    $ 18,045,000   $ 17,104,000   $ 16,103,000   $ 14,742,000
Total costs and expenses      17,719,000     16,933,000     15,987,000     14,537,000
Operating income                 326,000        171,000        116,000        205,000
Net income                       301,000        176,000        167,000        188,000
Net income per share:
  Basic                             0.07           0.04           0.04           0.04
  Assuming dilution                 0.06           0.04           0.04           0.04

                                           Three Months Ended
                            ---------------------------------------------------------
                              May 31,      February 28,   November 30,    August 31,
                               1997            1996           1997           1996
                            ------------   ------------   ------------   ------------

Revenues                    $ 14,097,000   $ 14,592,000   $ 17,566,000   $ 17,535,000
Total costs and expenses      14,091,000     14,619,000     18,052,000     18,610,000
Operating income (loss)            6,000        (27,000)      (486,000)    (1,075,000)
Net income (loss)                377,000        119,000       (415,000)      (992,000)
Net income (loss) per share:
  Basic                             0.09           0.03          (0.09)         (0.23)
  Assuming dilution                 0.09           0.03          (0.09)         (0.23)

                          MANAGED CARE SOLUTIONS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

                                  BALANCE SHEET
                                  -------------

                                                             May 31,
                                                   ----------------------------
                                                       1998          1997
                                                   -------------  -------------
ASSETS
------

Current assets:
  Cash and cash equivalents                        $   3,744,000  $   1,860,000
  Accounts and notes receivable and unbilled
   services, net                                       2,402,000      2,334,000
  Due from subsidiaries                                  835,000      1,537,000
  Prepaid expenses and other current assets              373,000      1,100,000
  Deferred income taxes, net                             462,000        309,000
                                                   -------------  -------------
       Total current assets                            7,816,000      7,140,000

Related party notes receivable                           180,000         86,000
Goodwill, net                                          2,826,000      3,191,000
Property and equipment, net                            4,609,000      1,676,000
Investment in subsidiaries                             6,434,000      4,755,000
Other assets                                             172,000        145,000
                                                   -------------  -------------
     Total assets                                  $  22,037,000  $  16,993,000
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                 $     579,000  $     261,000
  Accrued expenses                                     3,183,000      1,690,000
  Current portion of long-term debt                       67,000              -
  Current portion of related party
   long-term debt                                        339,000              -
                                                   -------------  -------------
     Total current liabilities                         4,168,000      1,951,000

Related party long-term debt                           4,128,000      3,369,000
Deferred income taxes                                    238,000        203,000
                                                   -------------  -------------
     Total liabilities                                 8,534,000      5,523,000
                                                   -------------  -------------

Commitments                                                    -              -

Stockholders' equity:
  Voting preferred stock, $1,000 par value
   Authorized, issued and outstanding - none
    and 6.85 shares                                            -          7,000
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,671,000 shares
    and 4,394,000 shares                                  47,000         44,000
  Capital in excess of par value                      15,702,000     14,497,000
  Interest in earnings of subsidiaries                 1,480,000        590,000
  Accumulated deficit                                 (3,726,000)    (3,668,000)
                                                   -------------  -------------
     Total stockholders' equity                       13,503,000     11,470,000
                                                   -------------  -------------
                                                   $  22,037,000  $  16,993,000
                                                   =============  =============

                          MANAGED CARE SOLUTIONS, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                            FOR THE YEARS ENDED MAY 31,
                                    -------------------------------------------
                                        1998           1997          1996
                                    -------------  -------------  -------------

Revenues                            $  30,951,000  $  12,197,000  $   9,272,000
                                    -------------  -------------  -------------

Direct cost of operations              18,443,000      7,640,000      8,858,000
Marketing, sales and administrative    12,694,000      7,987,000      2,078,000
                                    -------------  -------------  -------------

   Total costs and expenses            31,137,000     15,627,000     10,936,000
                                    -------------  -------------  -------------

Operating loss                           (186,000)    (3,430,000)    (1,664,000)
                                    -------------  -------------  -------------

Interest income                           154,000         83,000        171,000
Interest expense                         (432,000)      (248,000)             -
                                    -------------  -------------  -------------

   Net interest income (expense)         (278,000)      (165,000)       171,000
                                    -------------  -------------  -------------

Loss from continuing operations
  before income taxes                    (464,000)    (3,595,000)    (1,493,000)

Provision (benefit) for income taxes       13,000     (1,127,000)      (504,000)
                                    -------------  -------------  -------------

Net loss from continuing operations
  before earnings of subsidiaries        (477,000)    (2,468,000)      (989,000)

Income (loss) in subsidiaries           1,309,000      1,557,000     (1,225,000)
                                    -------------  -------------  -------------

Income (loss) from continuing
 operations                               832,000       (911,000)    (2,214,000)

Discontinued operations, net of taxes           -              -       (254,000)
                                    -------------  -------------  -------------

Net income (loss)                   $     832,000  $    (911,000) $  (2,468,000)
                                    =============  =============  =============


                                  MANAGED CARE SOLUTIONS, INC.
                   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------------------------

                                     STATEMENT OF CASH FLOWS
                                     -----------------------

                                                            FOR THE YEARS ENDED MAY 31,
                                                       -------------------------------------------
                                                            1998          1997           1996
                                                       -------------  -------------  -------------
Cash flows from operating activities:
 Income (loss) from continuing operations              $     832,000  $    (911,000) $  (2,214,000)
 Adjustments to reconcile net income (loss) to
  net cash
  Provided by (used in) operating activities:
   Bad debt expense                                                -        311,000         30,000
   Depreciation and amortization                           1,941,000        808,000        288,000
   Loss on sale of property and equipment                     31,000        115,000              -
   Deferred income taxes                                    (118,000)       136,000       (246,000)
   Interest on long-term debt                                285,000        188,000              -
   (Income) loss in subsidiaries                          (1,309,000)    (1,557,000)       967,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services               236,000        151,000     (1,488,000)
     Due to (from) subsidiaries                             (579,000)    (1,644,000)       107,000
     Prepaid expenses and other current assets               770,000       (687,000)      (254,000)
     Accounts payable                                        179,000          2,000        175,000
     Accrued expenses                                        918,000        655,000        968,000
     Loss contract reserve                                         -        (70,000)        70,000
     Other assets and liabilities                            (27,000)       (79,000)       (64,000)
                                                       -------------  -------------  -------------
Net cash provided (used in) by operating activities        3,159,000     (2,582,000)    (1,661,000)
                                                       -------------  -------------  -------------

Cash flows from investing activities:
  Acquisition of MCS Companies                                     -              -       (346,000)
  Investment in CHUSA                                              -        (10,000)             -
  Purchase of property and equipment                      (2,509,000)    (1,346,000)    (1,661,000)
  Proceeds from sale of property and equipment                 9,000        645,000              -
  Purchase of investments                                          -              -       (750,000)
  Maturity/sale of investments                                     -              -      4,750,000
  Related party note receivable                              492,000      1,696,000     (2,000,000)
                                                       -------------  -------------  -------------
Net cash provided by (used in) investing activities       (2,008,000)       985,000         (7,000)
                                                       -------------  -------------  -------------

Cash flows from financing activities:
  Cash infusion from related parties                           5,000              -        250,000
  Due to Medicus Systems Corporation                               -       (647,000)       647,000
  Issuance of long-term debt                                       -      3,206,000              -
  Payment of long-term debt                                 (473,000)             -              -
  Issuance of (redemption) voting preferred stock             (7,000)             -          7,000
  Issuance of common stock                                 1,208,000         66,000              -
  Issuance of common stock warrants                                -        121,000              -
  Purchase of treasury stock                                       -              -       (532,000)
  Reissuance of treasury stock                                     -              -        762,000
  Dividends paid                                                   -              -       (576,000)
                                                       -------------  -------------  -------------
Net cash provided by financing activities                    733,000      2,746,000        558,000
                                                       -------------  -------------  -------------
Net increase in cash and cash equivalents                  1,884,000      1,149,000     (1,110,000)
Cash and cash equivalents, beginning of period             1,860,000        711,000      1,475,000
Cash allocated from discontinued operations, net                   -              -        346,000
                                                       -------------  -------------  -------------
Cash and cash equivalents, end of period               $   3,744,000  $   1,860,000  $     711,000
                                                       =============  =============  =============

                          MANAGED CARE SOLUTIONS, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTE TO THE CONDENSED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The condensed financial statements of the registrant ("MCS") should be read in conjunction with the consolidated financial statements, which are included elsewhere herein. The software and related lines of business, which were separated as of March 1, 1996, are reported as discontinued operations for all years presented. The statements do not reflect the financial position and results of operations of MCS as if it had been a stand-alone operation during the periods shown. The acquisition of the MCS Companies on March 1, 1996 has been recorded under the equity method for these condensed financial statements. On June 1, 1997, the operations of MCS-Arizona were merged with those of MCS-Delaware. The increase in total assets of $3,242,000 and total liabilities of $3,611,000 has been treated as a non-cash transaction for purposes of the Statement of Cash Flows. Certain amounts reported for the year ended
May 31, 1997 and 1996 have been reclassified to conform to the fiscal year 1998 presentation.

                                        MANAGED CARE SOLUTIONS, INC.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------

                                      Balance at    Charged to     Charged
                                      Beginning     Costs and      to Other                     Balance at
                   Description        of Period     Expenses       Accounts     Deductions     End of Period
                   -----------        ---------     --------       --------     ----------     -------------

YEAR ENDED MAY 31, 1996

Allowance for doubtful accounts      $        -     $   24,000    $  600,000(1) $       -      $  624,000
Tax Valuation Allowance                       -        626,000       519,000(2)         -       1,145,000

YEAR ENDED MAY 31, 1997

Allowance for doubtful accounts      $  624,000     $1,201,000    $        -    $(361,000)     $1,464,000
Tax Valuation Allowance               1,145,000              -             -     (397,000)        748,000

YEAR ENDED MAY 31, 1998

Allowance for doubtful accounts      $1,464,000     $   23,000    $        -    $(874,000)     $  613,000
Tax Valuation Allowance                 748,000              -             -     (351,000)        397,000

(1) Amount represents the allowance for doubtful accounts recorded upon acquisition of the MCS Companies.
(2) Amount represents the tax valuation allowance recorded upon acquisition of the MCS Companies.

                                                     51

                                                                 EXHIBIT 10.6(b)


                                  AMENDMENT TO

                        ADMINISTRATIVE SERVICES AGREEMENT

This Amendment to Administrative Services Agreement (the "Amendment") is entered into by and between Rio Grande HMO, Inc.(the "Plan") and Managed Care Solutions, Inc. ("MCS").

                                    RECITALS

A.   Plan  and  MCS  have  entered  into   that  certain Rio  Grande  HMO,  Inc.
     Administrative Services Agreement (the "Agreement"); and

B.   The parties mutually desire to amend the Agreement in certain respects;

NOW, THEREFORE, the parties hereto agree as follows:



1.   Sections 3.1 and 3.2 of the Agreement are amended to read as follows:

     3.1 PRE-OPERATIONAL PHASE ADVANCE. The Plan shall pay MCS an amount equal to nine hundred thousand dollars and no cents ($900,000.00) as an advance for services provided to the Plan related to pre-operational activities. Payment will be made in three equal installments with the first payment due to MCS no later than May 15, 1997. Subsequent payments will be due no later than June 15, 1997 and August 15, 1997 respectively.

     3.2 REIMBURSEMENT FOR PRE-OPERATIONAL PHASE. The Plan will pay MCS an amount equal to seventy-five percent (75%) of MCS' actual costs incurred in connection with pre-operational activities during each month of the Pre-Operational Phase. After the advance funds described in Section 3.1 have been applied, any remaining amount due shall be paid to MCS no later than the 15th day of the following month. MCS will provide Plan with a detailed listing of actual expenses incurred.

2.   Section 5.10 of the Agreement is amended to read as follows:

     5.10 COMPLAINT AND APPEAL PROCESS. In the event that any dispute relating to this Agreement arises between MCS and Plan, the parties will make a good faith effort to resolve the dispute informally. If the dispute cannot be resolved informally, MCS must submit a written complaint to Plan which clearly states the basis of the complaint and a proposed resolution. Plan shall respond to a written complaint within thirty (30) days of receipt, either accepting, rejecting, or modifying MCS' proposed resolution. This will be Plan's final determination.

            If the parties are unable to resolve the dispute through the complaint process, the dispute shall be resolved by binding arbitration in accordance with the Rules of Commercial Arbitration of the American Arbitration Association. In no event may the arbitration be initiated more than one year after the date one party first gave written notice of the dispute to the other party. The arbitration shall be held in Dallas, Texas or in such other location as the parties may mutually agree upon. The arbitrator shall have no power to award punitive or exemplary damages or vary the terms of this Agreement and shall be bound by controlling law.

3.   Section 5 of the  Agreement is  amended to add the  following  new Sections
     5.15 - 5.18:

     5.15 PLAN INSOLVENCY. MCS understands and agrees that Plan has the sole responsibility for payment of services rendered by MCS under this Agreement. In the event of Plan insolvency or cessation of operations, MCS' sole recourse shall be against Plan through the bankruptcy or receivership estate of Plan. MCS understands and agrees that neither the State of Texas nor the Plan Member is liable or responsible for payment for any services provided under this Agreement.

     5.16 MODIFICATIONS TO AGREEMENT. MCS agrees that any modification, addition, or deletion of the provisions to this Agreement will become effective no earlier than thirty (30) after Plan notifies the Texas Department of Human Services ("DHS") of the change. If DHS does not provide written approval within forty-five (45) days from receipt of notification from the Plan, such changes may be considered provisionally approved.

     5.17 FRAUD AND ABUSE. This Agreement and MCS are subject to state and federal fraud and abuse statutes. MCS will be required to cooperate in the investigation and prosecution of any suspected fraud or abuse, and must provide any and all requested originals and copies of records and information, free of charge, on request, to any state or federal agency with authority to investigate fraud and abuse in the Medicaid program.

4. Exhibit A to the Agreement is deleted in its entirety and replaced with new Exhibit A attached hereto.

5. Except as specifically modified by this Amendment, the Agreement shall remain unchanged and in full force and effect.

                                 EXHIBIT A:

                          MANAGEMENT FEE SCHEDULE
                   RIO GRANDE HMO - HARRIS COUNTY, TEXAS

ABD / SSI MANAGEMENT FEE SCHEDULE FOR MEMBERS DETERMINED BY TDHS AS "OTHER COMMUNITY CLIENTS (DUAL ELIGIBLE AND MEDICAID ONLY, COMBINED)"



                                                        Fees
TIER        MEMBERSHIP                             THE GREATER OF:
----        ----------                      ----------------------------
I.          First 7,500                     $30.08  PMPM      or    7.0%
II.         Next 7,500                      $29.01  PMPM      or    6.8%
III.        Members in Excess of 15,000     $26.99  PMPM      or    6.4%

If membership for ABD lives falls below 5,000 members, Plan will reimburse MCS at its actual costs (as determined by a Plan-approved budget) plus 15% not to exceed $500,000 per month. This maximum reimbursement amount applies to ABD/SSI and LTC, combined, if both groups are under the minimum memberships for the month. Costs will be determined by allocating total costs based on membership. For allocation purposes, LTC member will equal 6 ABD members.



LTC MANAGEMENT FEE SCHEDULE FOR ALL OTHER MEMBER RISK GROUPS COMBINED


                                                        Fees
TIER        MEMBERSHIP                             THE GREATER OF:
----        ----------                      -----------------------------
I.          First 1,000                     $254.98  PMPM     or    10.7%
II.         Next 2,000                      $235.11  PMPM     or     9.8%
III.        Members in Excess of 3,000      $209.09  PMPM     or     8.7%

If membership for LTC lives falls below 350 members, Plan will reimburse MCS at its actual costs (as determined by a Plan-approved budget) plus 15% not to exceed $500,000 per month. This maximum reimbursement amount applies to ABD/SSI and LTC combined, if both groups are under the minimum memberships for the month. Costs will be determined by allocating total costs based on membership. For allocation purposes, 1 LTC member will equal 6 ABD members.

Fees will be adjusted annually such that the resultant PMPM Management fee will change based on the change in the local market Consumer Price Index.

IN WITNESS WHEREOF, the parties have executed this Amendment to be effective as of the effective date of the Agreement.



MANAGED CARE SOLUTIONS, INC.

By:   /s/ James A. Burns
      ------------------------------
      Title:  President

Date: 12/19/97
      ------------------------------


RIO GRANDE HMO, INC.

By:   /s/ Don Hall
      ------------------------------
      Title:

Date: 12/18/97
      ------------------------------

                                                                EXHIBIT 10.10(b)

                       FIRST AMENDMENT TO LEASE AGREEMENT



      THIS FIRST AMENDMENT TO LEASE AGREEMENT (this "AMENDMENT") is entered into this 28TH day of February, 1997 by and between PIVOTAL SIMON OFFICE XVI, L.L.C., formerly known as Pivotal Simon Pointe, L.L.C., an Arizona limited liability company ("LANDLORD"), and MANAGED CARE SOLUTIONS, INC., a Delaware Corporation ("TENANT").

                                    RECITALS

     A. Landlord and Tenant previously entered into that certain Office Lease dated September 30, 1996 (the "LEASE"), with respect to premises (the "LEASED PREMISES") consisting of 28,922 rentable (26,293 usable) square feet located at 7600 North 16th Street, Phoenix, Arizona 85020.

     B. Tenant desires to increase the size of the Leased Premises and Landlord is willing to lease to Tenant additional square footage.

     C. The parties desire to amend the Lease subject to and in accordance with the further terms, covenants and conditions of this Amendment.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the Lease, the foregoing Recitals, the mutual agreements, covenants and promises set forth in this Amendment and other good and valuable consideration, the receipt, sufficiency and validity of which is hereby acknowledged, the parties hereby agree as follows:

     1. Except as otherwise defined in this Amendment, all capitalized terms shall have the meanings given to them in the Lease.

     2. Effective as of January 13, 1997 (the "EFFECTIVE DATE"), the Leased Premises shall increase by approximately 5,592 rentable (5,084 usable) square feet by adding thereto the additional known as Suite 240 (the "ADDITIONAL LEASED SPACE") and as a result, the Leased Premises shall contain an aggregate of approximately 34,514 rentable (31,376 usable) square feet. Accordingly, ARTICLE
1.9 of the Lease is hereby modified by replacing "28,922 rentable (26,293 usable) square feet" with "34,514 rentable (31,376 usable) square feet". From and after the Effective Date, all references in the Lease to the "Leased Premises" shall be deemed references to the Leased Premises as modified by this Amendment.

     3. Landlord grants Tenant the right to occupy the Additional Leased Space commencing on the Effective Date and terminating on the Expiration Date, as the same may be extended. Tenant acknowledges that the Additional Leased Space has been delivered to and accepted by Tenant in an "as is" condition, and Landlord has made no representations or warranties concerning the condition of the Additional Leased Space, including, without limitation, those relating to the structure of the Additional Leased Space and systems and components thereof, and has no obligation to construct, remodel, improve, repair, decorate or paint the Additional Leased Space or any improvements thereon or any part thereof, except as set forth in this PARAGRAPH 3 and in Article 7.4 of the Lease. Tenant represents and warrants that it inspected and accepted the Additional Leased Space prior to the Effective Date, and that it relied on its own inspection in occupying and accepting the Additional Leased Space and not on any statement, representation or warranty of Landlord, its agents or employees.

     4. The Annual Basic Rent for the Additional Leased Space shall be $99,258.00 ($8,271.50 per month) based on a rental rate of $17.75 per rentable square foot. Accordingly, as of the Effective Date, ARTICLE 1. 13 of the Lease is hereby deleted in its entirety and replaced with the following:

LEASE YEAR                 ANNUAL BASIC RENT               MONTHLY RENT
----------                 -----------------               ------------

1                            $583,701.50                   $48,641.79
2                             598,162.50                    49,846.88
3                             612,623.50                    51,051.96
4                             627,084.50                    52,257.04
5                             641,545.50                    53,462.13

     5. Provided that there has not occurred an Event of Default, then Tenant, not later than September 30, 1997, shall have the one time right to terminate its occupancy of the Additional Leased Space by delivering to Landlord written notice of termination, which termination shall be effective thirty (30) days after receipt thereof by Landlord. Failure by Tenant to exercise this right of termination by delivering written notice of termination to Landlord on or before September 30, 1997 shall be a waiver of Tenant's right to terminate its occupancy of the Additional Leased Space.

     6. Except as set forth in this Amendment, Tenant's occupancy of the Additional Leased Space shall otherwise be subject to all of the terms and conditions of the Lease.

     7. With respect to RIDER "2" to the Lease, in PARAGRAPH 2, the words "100A" are deleted. PARAGRAPH 3(B) of RIDER "2" to the Lease is deleted in its entirety.

     8. Tenant also desires to lease from Landlord and Landlord agrees to lease to Tenant the space known as Suite 100A and comprising 2,467 rentable square feet (2,243 usable) (as more particularly described on the floor plan attached to Rider "2" as Annex 3) as of the date Suite 100A is no longer leased or occupied by the current tenant of Suite 100A and all renewal rights held by the current tenant of Suite 100A shall have expired without exercise thereof, which date is expected to be October 1, 1997. On such date, Tenant shall commence its Tenant Improvement Work. Tenant shall use commercially reasonable efforts to complete its Tenant Improvement Work within sixty (60) days. Commencing on December 1, 1997, Tenant shall commence payment to Landlord of Annual Basic Rent for Suite 100A at a fixed rental rate of $17.75 per rentable square foot for the remainder of the Lease Term. Tenant's occupancy of Suite 100A shall otherwise be subject to all of the terms and conditions of the Lease, including the payment of Additional Rent. Landlord shall grant to Tenant an Tenant Improvement Allowance with respect to Suite 100A (the "AMENDMENT ALLOWANCE") based on a calculation of Eight and No/100 Dollars ($8.00) per usable square foot of Suite 100A. Landlord and Tenant agree that the usable square footage of Suite 100A is 2,243 usable square feet. Tenant's use of the Amendment Allowance is subject to the terms and conditions of EXHIBIT "H", PARAGRAPHS 2, 3A AND 3B. No portion of any unused Amendment Allowance may be credited toward payments due from Tenant for the Annual Basic Rent and Additional Rent due and payable under the Lease. Notwithstanding any provision of this PARAGRAPH 8 to the contrary, Landlord shall, at its sole cost and expense, without any deduction from the Amendment Allowance, perform (i) any and all work necessary to cause all base building systems serving Suite 100A, including HVAC, plumbing, electrical and mechanical, to be in good working condition on the date Landlord delivers possession of Suite 100A to Tenant, and
(ii) any work to the ceiling of Suite 100A necessary to provide continuity to the Leased Premises leased by Tenant prior to the date Landlord delivers possession of Suite 100A to Tenant; provided, however, that Landlord may deduct from the Amendment Allowance the cost of any work performed by Landlord to the base building systems or the ceiling which is necessitated by changes made to the Leased Premises and/or Suite 100A by Tenant.

     9. EXHIBIT "C" of the Lease is hereby deleted in its entirety and replaced with EXHIBIT "C" attached hereto.

    10. Tenant hereby affirms by execution of this Amendment that the Lease is in full force and effect and Tenant does not have any presently existing claims against Landlord or any offsets against rent due under the Lease. There are no defaults of Landlord under the Lease and there are no existing circumstances which with the passage, notice, or both, would give rise to a default under the Lease.

    11. Except as set forth in this Amendment, the Lease remains in full force and effect. All references in the Lease to "this Lease' shall be deemed references to the Lease as modified by this Amendment.

    12. This Amendment is contingent upon and shall not be effective until receipt of written approval from Bank One, Arizona, N.A., Landlord's lender ("LENDER"). Landlord shall use commercially reasonable efforts following the execution of this Amendment by Landlord and Tenant to obtain Lender's approval, and upon receipt thereof will promptly provide a copy of such approval to Tenant.

        IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first hereinabove set forth.


                                          LANDLORD:

                                          PIVOTAL SIMON OFFICE XVI,  L.L.C.,  an
                                          Arizona  limited  liability   company,
                                          formerly   known  as   PIVOTAL   SIMON
                                          POINTE, L.L.C.



                                          By:   Pivotal Group U, L.L.C., an
                                                Arizona   limited    liability
                                                company
                                          Its:  Administrative Member

                                                By:   Jahm Najafi,  Trustee of
                                                      the  Jahm  NAJAFI  Trust
                                                      dated July 30, 1996
                                                Its:  Administrative Member


                                                      By:  /s/ Jahm Najafi
                                                           ---------------------
                                                      Name:  Jahm Najafi
                                                      Its:   Trustee

                                          TENANT:

                                          MANAGED CARE SOLUTIONS, INC.,
                                          a Delaware corporation


                                                      By:  /s/ M.J. Kennedy
                                                           ---------------------
                                                      Name:  M.J.KENNEDY
                                                             -------------------
                                                      Its:   CFO
                                                             -------------------

APPROVED BY LENDER:

      Bank One, Arizona, N.A., hereby approves and consents to the First Amendment to Lease Agreement set forth above.



                                          BANK ONE, ARIZONA, N.A., a national
                                          banking association



                                          By:  /s/ Deborah L. Bliss
                                               --------------------------
                                          Name:  DEBORAH L. BLISS
                                                 ------------------------
                                          Its:   VICE PRESIDENT
                                                 ------------------------

                                                                EXHIBIT 10.10(c)

            AMENDED AND RESTATED SECOND AMENDMENT TO LEASE AGREEMENT

     THIS AMENDED AND RESTATED SECOND AMENDMENT TO LEASE AGREEMENT (this "AMENDED AND RESTATED SECOND AMENDMENT") is entered into this ____ day of November, 1997 by and between PIVOTAL SIMON OFFICE XVI, L.L.C., formerly known as Pivotal Simon Pointe, L.L.C., an Arizona limited liability company ("LANDLORD"), and MANAGED CARE SOLUTIONS, INC., a Delaware corporation ("TENANT").

                                    RECITALS

     A. Landlord and Tenant previously entered into that certain Office Lease dated September 30, 1996, as amended by that certain First Amendment to Lease Agreement (the "FIRST AMENDMENT") dated February 28, 1997 (together, the "Lease"), with respect to premises (the "LEASED PREMISES") consisting of 34,514 rentable (31,376 usable) square feet located at 7600 North 16th Street, Phoenix, Arizona 85020.

     B. Tenant has exercised its right under the First Amendment to terminate its occupancy of the leased space known as Suite 240. Tenant has simultaneously exercised its right of expansion under the Lease with respect to Suite 240. In addition, Tenant desires to lease additional space from Landlord and Landlord is willing to lease to Tenant additional space.

     C. The parties desire to amend the lease subject to and in accordance with the further terms, covenants and conditions of this Amended and Restated Second Amendment, which replaces in its entirety that certain Second Amendment to Lease Agreement between Landlord and Tenant dated October 7, 1997.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the Lease, the foregoing Recitals, the mutual agreements, covenants and promises set forth in this Amended and Restated Second Amendment and other good and valuable consideration, the receipt, sufficiency and validity of which is hereby acknowledged, the parties hereby agree as follows:

     1. Except as  otherwise  defined  in  this  Amended   and  Restated  Second
Amendment, all capitalized terms shall have the meanings given to them in the Lease.

     2. Effective as of September 30, 1997, Tenant's right to occupy Suite 100A and Suite 240 shall be terminated. Effective immediately upon such termination, Tenant shall have the right to occupy Suite 240 pursuant to its right of expansion; there shall be no "gap" in Tenant's occupancy of Suite 240. Landlord shall pay to Tenant not later than thirty (30) days after the execution of this Amendment by Landlord Five Hundred and No/100 Dollars ($500. 00) as
reimbursement for the cost previously incurred by Tenant with respect to space plans for Suite 100A.

     3. Effective as of September 30, 1997 (the "EFFECTIVE DATE"), the Leased Premises shall contain 44,682 rentable square feet, which is made up of Suite 150 (28,922 rentable square feet), Suite 125 (10,168 rentable square feet) and Suite 240 (5,592 rentable square feet). Suite 125 and Suite 240 shall sometimes hereinafter be referred to together as the "ADDITIONAL LEASED SPACE". From and after the Effective Date, all references in the Lease to the "LEASED PREMISES" shall be deemed references to the Leased Premises as modified by this Amended and Restated Second Amendment.

     4. Landlord shall provide the Additional Leased Space to Tenant in an "as is" condition, and Landlord makes no representations or warranties concerning the condition of the Additional Leased Space, including, without limitation, those relating to the structure of the Additional Leased Space, systems and components thereof, and the internal air quality within the Additional Leased Space, and has no obligation to construct, remodel, improve, repair, decorate or paint the Additional Leased Space or any improvements thereon or any part thereof, except as set forth in PARAGRAPH 5 below and in ARTICLES 2.3 AND 7.4 of the Lease. Tenant represents and warrants that it has inspected the Additional Leased Space, including all base building systems serving the Leased Premises, prior to the execution of this Amended and Restated Second Amendment and that it is accepting the Additional Leased Space in its current it as is" condition and that it is relying upon its own inspection in executing this Amended and Restated Second Amendment and not on any statement, representation or warranty of Landlord, its agents or employees.

     5. Notwithstanding the foregoing, Landlord shall deliver Suite 125 to Tenant in a clean and "broom-swept" condition and in substantially the condition as existed on September 17, 1997 and Landlord shall make repairs to the HVAC units serving Suite 125 that are not working as of the date of this Amendment. All nonpermanent items belonging to the previous occupant of Suite 125 shall have been removed. Subject to Force Majeure, Landlord shall deliver Suite 125 to Tenant on or before October 10, 1997. Tenant shall commence its tenant improvement work immediately after delivery of Suite 125 to Tenant and shall diligently pursue completion of such work. Landlord hereby grants to Tenant a tenant improvement allowance (the "SUITE 125 ALLOWANCE") based on a calculation of Eight and No/100 Dollars ($8.00) per usable square foot of Suite 125.
Landlord and Tenant agree that the usable square footage of the Suite 125 is 9,244 usable square feet. The Suite 125 Allowance shall be used only for those items set forth in SECTION 3 of EXHIBIT H of the Lease. No unused portion of the Suite 125 Allowance shall be credited toward the payments due from Tenant for the Annual Basic Rent and Additional Rent payable during the Lease Tenn. Any portion of the Suite 125 Allowance may be applied to tenant improvements made by Tenant to Suite 240 and Suite 150.

     6. Landlord hereby grants to Tenant a tenant improvement allowance (the "SUITE 240 ALLOWANCE") based on a calculation of Six and 67/100 Dollars ($6.67) per usable square foot of Suite 240. Landlord and Tenant agree that the usable square footage of the Suite 240 is 5,084 usable square feet. The Suite 240 Allowance shall be used only for those items set forth in SECTION 3 of EXHIBIT H of the Lease. No unused portion of the Suite 240 Allowance shall be credited toward the payments due from Tenant for the Annual Basic Rent and Additional Rent payable during the Lease Term. Any portion of the Suite 240 Allowance may be applied to improvements made by Tenant to Suite 125 and Suite 150.

     7. Provided that this Amendment is fully executed on or before October 10, 1997, Tenant's obligation to pay Annual Basic Rent with respect to Suite 125 shall commence February 1, 1998. In the event of any delay in execution of this Amendment that is caused by Tenant, Tenant's obligation to pay Annual Basic Rent with respect to Suite 125 shall remain February 5, 1998. In the event such a delay is not caused by Tenant, Tenant's obligation shall be delayed one (1) day for each one (1) day that this amendment is not fully executed following October 10, 1998. The Annual Basic Rent for Suite 125 shall be $203,360.00 ($16,946.67 per month) based on a rental rate of $20.00 per rentable square foot. The Base Year for Suite 125 shall be 1997 calendar year actual Operating Costs per rentable square foot adjusted to 95 % occupancy. Tenant's obligation to pay Annual Basic Rent for Suite 240 shall commence October 1, 1997. The Annual Basic Rent for Suite 240 shall be in the amount and at the rate in effect with respect to Suite 240 prior to Tenant's terminating of its occupancy of Suite 240, as described in PARAGRAPH 2 above.

        The Base Year for Suite 240 shall be 1997 calendar year actual Operating Costs per rentable square foot adjusted to 95% occupancy. Accordingly, as of September 30, 1997, ARTICLE 1.13 of the Lease is hereby deleted in its entirety and replaced with the following:

      LEASE YEAR              ANNUAL BASIC RENT       MONTHLY RENT
      ----------              -----------------       ------------

      1                       $583,700.50             $48,641.71
      1/l/98 - 1/31/98              --                $49,846.79
      2/l/98 - 12/31/98       $801,521.48             $66,793.46
      1/l/99 - 12/31/99       $815,983.50             $67,998.63
      1/l/00 - 12/31/00       $830,444.50             $69,203.71
      1/l/01 - 12/31/01       $844,905.50             $70,408.79

     8. With respect to the Additional Leased Space, thirteen (13) covered, reserved parking spaces shall be available for Tenant's use at the rate of $30.00 per space, per month, and forty-nine (49) uncovered, unreserved spaces shall be available for Tenant's use at no charge on a non-exclusive, "first-come, first-served" basis.

     9. Tenant shall have no obligation to make an additional security deposit with respect to the Additional Leased Space.

    10. Subject to reimbursement as an Operating Cost, Landlord shall check and perform "comfort balances" to the HVAC system serving the Leased Premises at reasonable intervals upon Tenant's request therefor.

    11. Landlord shall use commercially reasonable efforts to respond to Tenant's requests for routine building maintenance (as described hereafter) within two (2) business days of Tenant's request therefor (or, if Landlord is required to contract with third parties to provide such maintenance, Landlord shall use commercially reasonable efforts to contract with the applicable party within two (2) business days). "Routine building maintenance" shall mean replacement of burned-out lightbulbs, climate control services, pest control services, response to termite problems and other similar day-to-day building management services.

    12. EXHIBIT "C" of the Lease is hereby deleted in its entirety and replaced with EXHIBIT "C" attached hereto.

    13. This Amendment does not alter or terminate Tenant's rights of first opportunity to lease and/or Tenant's right of expansion with respect to Suite 110.

    14. Except as set forth in this Amended and Restated Second Amendment, Tenant's occupancy of the Additional Leased Space shall otherwise be subject to all of the terms and conditions of the Lease.

    15. Tenant hereby affirms by execution of this Amended and Restated Second Amendment that the lease is in full force and effect and Tenant does not have any presently existing claims against Landlord or any offsets against rent due under the Lease. There are no defaults of Landlord under the Lease and there are no existing circumstances which with the passage, notice, or both, would give rise to a default under the Lease.

    16. Except as set forth in this Amended and Restated Second Amendment, the Lease remains in full force and effect. All references in the Lease to "this Lease" shall be deemed references to the Lease as modified by this Amended and Restated Second Amendment.

    17. This Amended and Restated Second Amendment is contingent upon and shall not be effective until receipt of written approval from Bank One, Arizona, N.A., Landlord's lender ("LENDER"). Landlord shall use commercially reasonable efforts following the execution of this Amended and Restated Second Amendment by Landlord and Tenant to obtain Lender's approval, and upon receipt thereof will promptly provide a copy of such approval to Tenant.

        IN WITNESS WHEREOF, the parties have executed this Amended and Restated Second Amendment as of the day and year first hereinabove set forth.

                                    LANDLORD:

                                    PIVOTAL SIMON OFFICE XVI, L.L.C., an Arizona limited liability company, formerly known as PIVOTAL SIMON POINTE, L.L.C.

                                    By:   Pivotal Group II,  L.L.C.,  an Arizona
                                          limited liability company
                                    Its:  Administrative Member

                                    By:   Jahm NAJAFI, Trustee of the Jahm
                                          NAJAFI Trust dated July 30, 1996
                                    Its:  Administrative Member

                                          By: /s/ Jahm Najafi
                                              -------------------------
                                          Name: Jahm Najafi
                                          Its:  Trustee

                                          TENANT:

                                          MANAGED CARE SOLUTIONS, INC.,
                                          a Delaware corporation

                                          By:  /s/ M. J. Kennedy
                                               ------------------------
                                          Name: M.J. KENNEDY
                                                -----------------------
                                          Its:  CFO
                                                -----------------------



APPROVED BY LENDER:

      Bank One, Arizona, N.A., hereby approves and consents to the First Amendment to Lease Agreement set forth above.



                                          BANK ONE, ARIZONA, N.A., a national
                                          banking association


                                          By:  /s/ Matthew C. Ber
                                               ------------------------
                                          Name: MATTHEW C. BER
                                                -----------------------
                                          Its:  V.P.
                                                -----------------------

                                                                   EXHIBIT 10.12

                          MANAGED CARE SOLUTIONS, INC.
                             7600 NORTH 16TH STREET
                                    SUITE 150
                             PHOENIX, ARIZONA 85020


                               January 12, 1998


Mr. Michael D. Hernandez
770 Park Avenue
New York, New York  10021

Dear Mike:

      This letter confirms our agreement that Managed Care Solutions, Inc. ("MCS" or the "Company") has agreed to employ you and you have agreed to serve as Chairman and Chief Executive Officer of MCS. Specific details of our agreement follow:

1. EMPLOYMENT TERM. Your employment shall commence as of January 12, 1998 and shall terminate on the earliest to occur of January 12, 2002 or the date of your termination pursuant to Section 6 below, provided that the term of your employment shall be automatically extended without further action by either party for additional one-year periods, unless written notice of either party's intention not to extend has been given to the other party at least 60 days prior to the expiration of the term.

2.    DUTIES AND  RESPONSIBILITIES.  You  shall be  responsible  for the general management of the affairs of the Company and shall report to the Board of Directors (the "Board"). You agree to devote not less than 75% of your full time to the business and affairs of the Company. It is expected that you will perform your duties in the New York or Phoenix areas. You will not be required to relocate your primary residence to the Phoenix area. The Company consents to your engaging in any other activity for remuneration in the balance of your time provided that such activity neither conflicts with nor appears to conflict with your employment by the Company.

3. COMPENSATION AND BENEFITS. Your base salary will be $200,000 annually (or in future years, such increased amount as we may agree) commencing on your first day of full-time work and you will be paid a $25,000 signing bonus upon execution of this letter agreement. Starting in fiscal year 1999, you will also participate in MCS' bonus plan with a targeted bonus of 25% of your salary in accordance with the practices and formulae agreed on between you and the Company. You will also receive the same benefit package as other MCS employees, except that you will not be included in the Company's medical insurance coverage.

4. STOCK OPTION AWARD. MCS has granted you a ten-year stock option to purchase 400,000 shares, subject to vesting in four equal installments of 25% on January 12, 1999, 2000, 2001 and 2002. A copy of the 1998 CEO Stock Option Plan and Stock Option Certificate are attached to this letter agreement as Exhibits.

      (a) ACCELERATED VESTING IN THE EVENT OF CHANGE IN CONTROL. In the event of a Change in Control (as defined below) of MCS, MCS agrees that all of your outstanding options will vest and become exercisable on the date of Change of Control. They will, however, continue to terminate in accordance with the terms of the 1998 CEO Stock Option Plan and your Option Certificate.

      (b) ACCELERATED VESTING IN THE EVENT OF INVOLUNTARY TERMINATION. If MCS terminates your employment without Cause (as defined below) or you voluntarily terminate your employment with Good Reason (as defined below), the 25% of your options scheduled to vest on the next succeeding January 12, 1999 (if not already vested) will vest automatically and become exercisable on the date of termination of employment.

      By way of example, if the Company terminates your employment without Cause on February 1, 1999, 50% or 200,000 would be vested and exercisable on February 1, 1999. The remaining 200,000 unvested options would terminate.

5. REIMBURSEMENT OF EXPENSES. You shall be entitled to reimbursement for all properly documented business expenses in accordance with MCS's existing policies. In addition, MCS shall provide you the following benefits:

      (a)   temporary living arrangements in the Phoenix area; and

      (b)   costs associated with weekly commuting from New York to Phoenix.

      We have agreed that the Audit Committee will review regularly the expenses of the executive officers of the Company and that no change will be made in the existing travel, entertainment, and other expense policies of the Company without the approval of the Audit Committee or Board of Directors.

      If you conclude that it is in the Company's best interest that you and your family move to the Phoenix area and the Board of Directors of the Company concurs (which relocation is not currently contemplated), the Company, represented by its Compensation Committee, will negotiate with you in good faith appropriate reimbursement for your relocation expenses.

      The Company will also pay the reasonable fees and disbursements of your counsel, Law Offices of Joseph E. Bachelder, incurred in connection with the original negotiation, execution and delivery of this letter agreement.

      The Company will also execute and deliver to you an Indemnification Agreement in the Company's standard form previously approved by the Company's stockholders.

6. TERMINATION. Either you or MCS may terminate your employment at any time for any reason upon sixty (60) days prior written notice to the other.

      (a) YOUR TERMINATION BY MCS FOR CAUSE OR YOUR VOLUNTARY TERMINATION. If MCS terminates your employment for Cause or you voluntarily terminate your employment without Good Reason (as defined below), no additional amounts will be paid to you except base salary through the effective date of termination and any reimbursable expenses owed to you at the date of termination.

      For purposes of this letter agreement, termination by MCS "for cause" shall mean termination on account of

            (i)  your conviction of a felony involving moral turpitude; or

            (ii) your engaging in conduct that constitutes willful gross neglect or willful gross misconduct in carrying out your duties under this letter agreement.

            Before MCS terminates your employment for Cause under (ii) above, it shall provide you an opportunity, after reasonable notice, to appear before the Board with counsel. To terminate you for Cause, the Board must adopt a resolution terminating you by affirmative vote of a majority of its members with no more than one member other than you voting against the resolution approving termination, after having given you the opportunity to present your case to the Board. The Board's resolution must state that the Board finds in good faith that (i) you are guilty of conduct constituting Cause, specifying the details of such conduct, and (ii) in cases of curable conduct you failed to cure such conduct within 30 days after receiving written notice from the Company detailing such conduct. The effective date of your termination for Cause shall be the date on which you receive a copy of the resolution adopted by the Board or such later date specified in the resolution.

      Notwithstanding the provisions relating to discharge for cause in the 1998 CEO Stock Option Plan and Stock Option Certificate, the Company agrees that it will not attempt to terminate your options because of your discharge for cause unless it has discharged you for cause in accordance with the terms of this letter agreement.

      (b)   TERMINATION WITHOUT CAUSE OR FOR GOOD REASON. If MCS terminates your
            employment   without  Cause  or  you   voluntarily   terminate  your
            employment with Good Reason, you will be entitled to receive:

            (i) base salary for the twelve month period following the date of notice of termination; and

            (ii) pro rata bonus for the year of termination (pro rated through the date of termination) payable after the close of the Company's fiscal year and based on the agreed targeted criteria for payment of that year's bonus.

            For purposes of this letter agreement, "Good Reason" shall mean the occurrence of any of the following without your consent:

            (i) MCS materially changes your duties or responsibilities or removes you from the position of Chairman or Chief Executive Officer;

            (ii)  MCS reduces your base salary or targeted bonus opportunity;

            (iii) MCS relocates its principal office or your own principal place of work to a location more than 25 miles from Phoenix, Arizona or New York City; or

            (iv)  MCS  fails  to  obtain  the  assumption  in   writing  of  its
            obligation to perform this letter agreement by any successor to all or substantially all of the assets of MCS.

      (c) TERMINATION DUE TO YOUR DEATH OR YOUR DISABILITY. If your employment is terminated due to your Death or your Disability, you or your estate shall be entitled to receive:

            (i)   base salary through the date of termination;

            (ii) pro rata bonus for the year of termination payable after the close of the Company's fiscal year and based on the agreed targeted criteria for payment of that year's bonus;

            (iii) all  unvested  stock  options   shall  become  exercisable  in
            accordance with the Company's 1998 CEO Stock Option Plan; and

            (iv) any other benefits or payments owing to you as of the date of termination.

            For purposes of this letter agreement, "Disability" shall mean your inability to substantially perform your duties and responsibilities for a period of 180 consecutive days as determined by a medical doctor selected by you and MCS.

      (d) TERMINATION FOLLOWING A CHANGE IN CONTROL. If following a Change in Control, your employment is terminated without Cause or you voluntarily terminate for Good Reason, you shall be entitled to the benefits and payments provided in Section 6(b) above.

            For purposes of this letter agreement, "Change in Control" shall mean the occurrence of any of the following events:

            (i) The acquisition, by any "Person" or "Group" (as such terms are used in Sections 3(a) (9) and 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than an affiliate of a Person who is currently a director of the Company, acting in concert, of a beneficial ownership (as such term is used in Rule 13d-3 promulgated under the Exchange Act) interest in the Company, resulting in the total beneficial ownership of such Persons or Group equaling or exceeding 50% of the outstanding common stock (including shares subject to warrants) of the Company; provided, however, that no such Person or Group shall be deemed to beneficially own (i) any common stock or warrants acquired directly from the Company or (ii) any common stock or warrants held by the Company or any of its subsidiaries or any employee benefit plan (or any related trust) of the Company or its subsidiaries. The Change in Control shall be deemed to occur on the date the beneficial ownership of the acquiring Person or Group first equals or exceeds 50% of the outstanding common stock and shares issuable upon exercise of warrants of the Company;

            (ii) The majority of the Board of Directors consists of individuals other than Incumbent Directors, which term means the members of the Board of Directors on the date of this letter agreement; provided that any person becoming a director subsequent to such date whose election or nomination for election was supported by three-quarters of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director;

            (iii) The Company adopts any plan of liquidation providing for the distribution of all or substantially all of its assets; or

            (iv) A merger, consolidation or other reorganization having substantially the same effect, or the sale of all or substantially all the consolidated assets of the Company, in each case, with respect to which the persons or group of persons who were the respective beneficial owners of the outstanding common stock of the Company immediately prior to such event do not, following such event, beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting stock of the corporation resulting from such event or the corporation purchasing or receiving assets pursuant to such event.

            If more than one of the foregoing events shall occur, each such event shall constitute a separate Change in Control.

      (e) PAYMENT FOLLOWING A CHANGE IN CONTROL. In the event that you are terminated following a Change in Control and the aggregate of all payments or benefits made or provided to you under this letter agreement and under all other plans and programs of the Company (the "Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b) (2) of the Internal Revenue Code, the Company shall pay to you, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to the Excise Tax on the Aggregate Payment. The determination of whether the Aggregate Payment constitutes a Parachute Payment and, if so, the amount to be paid to you and the time of payment pursuant to this Section 6(f) shall be made by an independent auditor (the "Auditor") jointly selected by the Company and you and paid by the Company. The Auditor shall be a nationally recognized United States public accounting firm which has not, during the two years preceding the date of its selection, acted in any way of behalf of the Company or an Affiliate thereof. If you and the Company cannot agree on the firm to serve as the
            Auditor, then you and the Company shall each select one accounting firm and those two firms shall jointly select the accounting firm to serve as the Auditor.

      (f) MITIGATION OF DAMAGES. In the event of termination of your employment, you shall have no duty to mitigate damages by seeking other employment and amounts payable to you under this letter agreement shall not be reduced on account of any compensation paid to you by any subsequent employer or your own self-employment earnings.

      MCS further confirms that it will abide by both the letter agreement and the spirit of the adjustment provisions contained in this letter agreement, in its Stock Option Plans and the Stock Option Certificates which you hold, pursuant to which MCS has agreed to adjust the outstanding options appropriately in the event of a sale or merger of the Company.

      For purposes of this letter agreement, a change in duty or responsibility shall be broadly interpreted. Thus, by way of example, a change in your autonomy or role in setting strategy and policies of the Company would be deemed to constitute a change in duty or responsibility even if you remained in title chief executive officer of the MCS business. Similarly, if any corporation other than MCS has effective control of MCS, your duties and responsibilities shall be deemed to have been changed unless you are the chief executive officer of such other corporation.

      As a condition to your employment, you will execute MCS' Standard Key Employee Executive Nondisclosure Agreement which is attached to this letter agreement as an Exhibit.

      Any dispute arising under or in connection with this letter agreement shall be resolved by arbitration, to be held in Phoenix, Arizona in accordance with the rules and procedures of the American Arbitration Association. Each party will bear his or its own costs of the arbitration.

      Again, I would like to take this opportunity to say how excited I am about working together with you to develop MCS into one of the significant and most profitable companies in our industry.

      The substance of the terms of this letter agreement was negotiated and agreed to in Arizona and it is solely for the convenience of the parties that it is being signed by facsimile outside of Arizona. Arizona law applicable to contracts made and to be performed in Arizona shall therefore apply to and govern all aspects of this letter agreement.

      Please confirm your agreement with and acceptance of the provisions of this letter agreement by signing and returning the enclosed copy of this letter where indicated.


                                          Sincerely,

                                          Managed Care Solutions


                                          By /s/ Richard C. Jelinek
                                             ----------------------------------
                                             Richard C. Jelinek, Chairman
                                             of the Compensation Committee


ACCEPTED AND AGREED:


/s/ Michael D. Hernandez
------------------------------
Michael D. Hernandez

                                                                   EXHIBIT 10.20

                          MANAGED CARE SOLUTIONS, INC.

                 1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      The purpose of this Non-Employee Director Stock Option Plan (the "Plan") is to benefit Managed Care Solutions, Inc. (the "Company") and its subsidiaries by offering its non-employee directors a favorable opportunity to become holders of stock in the Company over a period of years, thereby giving them a permanent stake in the growth and prosperity of the Company and encouraging the continuance of their services with the Company. Options granted under this Plan are intended not to qualify as "Incentive Stock Options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Plan shall be construed so as to carry out that intention.

      1. ADMINISTRATION. The Plan shall be administered by the Board of Directors, whose interpretation of the terms and provisions of the Plan shall be final and conclusive.

      2. ELIGIBILITY. Options shall be granted only to directors of the Company who are not employees of the Company ("non-employee directors"), provided that no position held with, or service provided to, a subsidiary or affiliate of the Company shall cause any director not to be deemed a non-employee director.

      3. GRANTING OF OPTIONS.

            (a) An option under which a total of 5,000 shares of the common stock of the Company may be purchased from the Company shall be automatically granted by the Company, without further action required, to each non-employee director of the Company on the date of the Annual Meeting of Stockholders; provided that such director is eligible at that time under the terms of Paragraph 2 of this Plan, and provided, further, that no person may receive an option to purchase more than 5,000 shares of common stock pursuant to this Paragraph 3(a) in any calendar year and provided further that the aggregate number of shares subject to options granted under this Plan shall be 120,000. If at any Annual Meeting date, less than 5,000 shares is available from the shares covered by this Plan for each eligible director, the option automatically granted on the date of such Annual Meeting to each director shall be an option to purchase the number of shares equal to each director's pro rata share of the shares available under the Plan. If an option expires or is terminated or cancelled unexercised as to any shares, such released shares may again be optioned.

            (b) Nothing contained in the Plan or in any option granted pursuant thereto shall confer upon any director any right to continue servicing as a director of the Company or interfere in any way with any right of the Board of Directors or stockholders of the Company to remove such director pursuant to the certificate of incorporation or bylaws of the Company or applicable law.

      4. OPTION PRICE. The option price shall be the fair market value of the shares of Common Stock subject to the option on the date of the grant of such option. For purposes of this Paragraph, "fair market value" shall be the closing sales price of the Common Stock reported on the NASDAQ National Market System (or on the principal national stock exchange on which it is listed or quotation service on which it is listed) (as reported in THE WALL STREET JOURNAL, MIDWEST EDITION) on the date the option is granted (or, if the date of grant is not a trading date, on the first trading date immediately preceding the date of grant). In the event that the Common Stock is not listed or quoted on the NASDAQ National Market System or any other national stock exchange, the fair market value of the shares of Common Stock for all purposes of this Plan shall be reasonably determined by the Board of Directors.

      5. DURATION OF OPTIONS, INCREMENTS AND EXTENSIONS.

            (a) Subject to the provisions of Paragraph 7, each option shall be for a term of ten years. Each option shall become exercisable with respect to 25% of the shares subject to the option 12 months after the date of its grant and with respect to an additional 25% at the end of each 12-month period thereafter during the succeeding three years. All or any part of the shares with respect to which the right to purchase has accrued may be purchased at the time of such accrual or at any time or times thereafter during the option period.

      6. EXERCISE OF OPTION.

            (a) An option may be exercised by giving written notice to the Company, attention of the Secretary, specifying the number of shares to be purchased, accompanied by the full purchase price for the shares to be purchased in cash or by check, except that the Board of Directors may permit the purchase price for the shares to be paid, all or in part, by the delivery to the Company of other shares of common stock of the Company in such circumstances and manner as it may specify. For this purpose, the per share value of the Company's common stock shall be the fair market value at the close of business on the date preceding the date of exercise.

            (b) At the time of exercise of any option, the Board of Directors may, if it shall determine it necessary or desirable for any reason, require the optionee (or his heirs, legatees, or legal representative, as the case may be) as a condition upon the exercise, to deliver to the Company a written representation of present intention to purchase the shares for his own account for investment and an agreement not to distribute or sell such shares in violation of the registration provisions of applicable securities laws. If such representation and agreement are required to be delivered, an appropriate legend may be placed upon each certificate delivered to the optionee upon his exercise of part or all of the option and a stop transfer order may be placed with the transfer agent.

            (c) Each option shall also be subject to the requirement that, if at any time the Board of Directors determines, in its discretion, that the listing, registration or qualification of the shares subject to the option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the issue or purchase of shares thereunder, the option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors.

            (d) If the Board of Directors shall determine it necessary or desirable for any reason, an option shall provide that it is contemplated that the shares acquired through the exercise of the option will not be registered under applicable federal and state securities laws and that such shares cannot be resold unless they are registered under such laws or unless an exemption from registration is available, and the certificate for any such shares issued upon the exercise of the option shall bear a legend making appropriate reference to such provisions.

      7. TERMINATION OF EMPLOYMENT; EXERCISE THEREAFTER.

            (a) If the tenure as a director of any optionee with the Company is terminated for any reason other than death, permanent disability, retirement or cause, such optionee's option, to the extent the option is exercisable at the date of termination, shall expire thirty days after the termination of directorship (or upon the scheduled termination of the option, if earlier), and all rights to purchase shares pursuant thereto shall terminate at such time. Temporary absence from acting as a director because of illness, vacation, approved leave of absence shall not be considered to terminate or interrupt continuous service as a director.

            (b) In the event of termination of directorship because of death or permanent disability (within the meaning of Section 22(e)(3) of the Code), the option may be exercised in full, unless otherwise provided at the time of grant, without regard to any installments established under Paragraph 5 hereof, by the optionee or, if he is not living, by his heirs, legatees, or legal representative, as the case may be, during its specified term prior to one year after the date of death or permanent disability. In the event of termination of directorship because of retirement, the option may be exercised by the optionee (or, if he dies within three months after such termination, by his heirs, legatees, or legal representative, as the case may be), at any time during its specified term prior to three months after the date of such termination, but only to the extent the option was exercisable at the date of such termination.

            (c) If an optionee is removed for cause, his option shall expire forthwith and all rights to purchase shares under it shall terminate immediately. For this purpose, "removal for cause" means a removal on account of dishonesty, disloyalty or insubordination.

      8. NON-TRANSFERABILITY OF OPTIONS. No option shall be transferable by the optionee otherwise than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order, and each option shall be exercisable during any optionee's lifetime only by him.

      9. ADJUSTMENT.

            (a) In the event that the Company's outstanding common stock is changed by any stock dividend, stock split or combination of shares, the number of shares subject to this Plan and to options under this Plan shall be proportionately adjusted.

            (b) In   case   of   any   capital   reorganization,   or   of   any
      reclassification of the common stock or in case of the consolidation of the Company with or the merger of the Company with or into any other corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification of outstanding shares of common stock) or of the sale of the properties and assets of the Company as, or substantially as, an entirety to any other corporation, the Company, or the corporation resulting from such consolidation or surviving such merger or to which such sale shall be made, as the case may be, shall determine that upon exercise of options granted under the Plan after such capital reorganization, reclassification, consolidation, merger or sale there shall be issuable upon exercise of an option a kind and amount of shares of stock or other securities or property (which may, as an example, be a fixed amount of cash equal to the consideration paid to stockholders of the Company for shares transferred or sold by them) which the holders of the common stock (immediately prior to the time of such capital reorganization, reclassification, consolidation, merger or sale) are entitled to receive in such transaction as in the judgment of the Board of Directors is required to compensate equitably for the effect of such event upon the exercise rights of the optionees. The above provisions of this Paragraph shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers and sales.

            (c) In the event of any such adjustment the purchase price per share shall be proportionately adjusted.

      10. AMENDMENT OF THE PLAN. The Board of Directors may amend or discontinue the Plan at any time, provided, however, that the Plan may not be amended more than once every six months except to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules and regulations under each, and provided further, that no such amendment or discontinuance shall (a) without the consent of the optionee change or impair any option previously granted, or (b) without the approval of the holders of a majority of the shares of Common Stock which vote in person or by proxy at a duly held stockholders' meeting, (i) increase the maximum number of shares which may be purchased by all eligible directors pursuant to the Plan, (ii) change the purchase price of any option, or (iii) change the option period or increase the time limitations on the grant of options.

      11. EFFECTIVE DATE. The Plan has been adopted and authorized by the Board of Directors for submission to the stockholders of the Company at its Annual Meeting of Stockholders in 1996. If the Plan is approved by the affirmative vote of the holders of a majority of the outstanding voting stock of the Company at a duly held stockholders' meeting, it shall be deemed to have become effective on the date of such Annual Meeting.

                                                                      EXHIBIT 21

                          MANAGED CARE SOLUTIONS, INC.
--------------------------------------------------------------------------------

                         Subsidiaries of the Registrant

                                             State of
Subsidiary                                   Incorporation          Ownership %

Arizona Health Concepts, Inc.                  Arizona                 100%

Managed Care Solutions of Arizona, Inc.        Arizona                 100%

Managed Care Solutions of Texas, Inc.          Texas                   100%

Ventana Health Systems, Inc.                   Arizona                 100%

Community Health USA, Inc.                     Arizona                 100%

                                                                      EXHIBIT 23

                          MANAGED CARE SOLUTIONS, INC.
--------------------------------------------------------------------------------

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-04981, No. 33-42905, No. 33-56826, No. 33-76720,
No. 33-92042, and No. 333-27063) of Managed Care Solutions, Inc. of our report dated July 17, 1998 appearing on page 26 of this Form 10-K.



PricewaterhouseCoopers LLP
Phoenix, Arizona
August 25, 1998