Form 10-Q
period 1998-08-31
MANAGED CARE SOLUTIONS INC
filed 1998-10-15
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR QUARTERLY PERIOD ENDED AUGUST 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

There were 4,705,237 shares of common stock outstanding as of September 25, 1998.

                                TABLE OF CONTENTS

                                                                          PAGE



Part I     FINANCIAL INFORMATION


   Item 1. Financial Statements


           Consolidated Balance Sheets.......................................3


           Consolidated Statements of Income.................................4


           Consolidated Statements of Cash Flows.............................5


           Notes to Unaudited Consolidated Financial Statements..............6


   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................8


Part II    OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K.................................11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   MANAGED CARE SOLUTIONS, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 31,      MAY 31,
                                                                 1998           1998
                                                             -------------- -------------
                                                             (UNAUDITED)
ASSETS
------

Current Assets:
  Cash and cash equivalents, including restricted cash of
    $9,971,000 and $9,007,000                                $  12,130,000  $  12,764,000
  Short-term investments                                         1,507,000      1,510,000
  Accounts and notes receivable and unbilled services, net       4,623,000      3,169,000
  Prepaid expenses and other current assets                        538,000        483,000
  Deferred income taxes, net                                     1,087,000      1,066,000
                                                             -------------  -------------
     Total current assets                                       19,885,000     18,992,000

Related party notes receivable                                     563,000        694,000
Property and equipment, net                                      4,383,000      4,609,000
Performance bonds                                                3,894,000      3,794,000
Goodwill, net                                                    2,735,000      2,826,000
Other assets                                                       942,000        808,000
                                                             -------------  -------------
                                                             $  32,402,000  $  31,723,000
                                                             =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                           $     117,000  $     447,000
  Accrued medical claims                                         8,624,000      7,799,000
  Risk pool payable                                              1,519,000      1,540,000
  Related party risk pool payable                                  146,000        152,000
  Accrued compensation                                           1,648,000      1,862,000
  Other accrued expenses                                         2,139,000      2,153,000
  Current portion of long-term debt                                 17,000         67,000
                                                             -------------  -------------
     Total current liabilities                                  14,210,000     14,020,000

Related party long-term debt                                     3,895,000      3,961,000
Deferred income taxes, net                                         261,000        239,000
                                                             -------------  -------------
     Total liabilities                                          18,366,000     18,220,000
                                                             -------------  -------------

Commitments                                                              -              -

Stockholders' Equity:
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,705,000 and 4,671,000 shares          47,000         47,000
  Capital in excess of par value                                15,813,000     15,702,000
  Accumulated deficit                                           (1,824,000)    (2,246,000)
                                                             -------------  -------------
     Total stockholders' equity                                 14,036,000     13,503,000
                                                             -------------  -------------
                                                             $  32,402,000  $  31,723,000
                                                             =============  =============


                 The accompanying notes are an integral part of these statements.

                              MANAGED CARE SOLUTIONS, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                  ----------------------------------
                                                    AUGUST 31,           AUGUST 31,
                                                       1998                 1997
                                                  -------------        -------------

Revenues                                          $  19,244,000        $  14,742,000
                                                  -------------        -------------

Direct cost of operations                            14,300,000           11,780,000
Marketing, sales and administrative                   4,387,000            2,757,000
                                                  -------------        -------------

  Total costs and expenses                           18,687,000           14,537,000
                                                  -------------        -------------

Operating income                                        557,000              205,000
                                                  -------------        -------------

Interest income                                         253,000              191,000
Interest expense                                        (90,000)             (91,000)
                                                  -------------        -------------

  Net interest income                                   163,000              100,000
                                                  -------------        -------------

Income before income taxes                              720,000              305,000

Provision for income taxes                              298,000              117,000
                                                  -------------        -------------

Net income                                        $     422,000        $     188,000
                                                  =============        =============

Net income per share - basic                      $        0.09        $        0.04
                                                  =============        =============

Weighted average common shares outstanding            4,694,000            4,394,000
                                                  =============        =============

Net income per share - assuming dilution          $        0.08        $        0.04
                                                  =============        =============

Weighted average common and common
  equivalent shares outstanding                       6,044,000            4,506,000
                                                  =============        =============

                                           4

            The accompanying notes are an integral part of these statements.

                             MANAGED CARE SOLUTIONS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                          AUGUST 31,    AUGUST 31,
                                                             1998          1997
                                                         ------------  ------------

Cash flows from operating activities:
  Net income                                             $    422,000  $    188,000
  Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization                              560,000       422,000
   Loss on sale of property and equipment                           -         4,000
   Deferred income taxes                                        1,000        38,000
   Interest on long-term debt                                  41,000        69,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services             (1,454,000)     (775,000)
     Prepaid expenses and other current assets                (55,000)      247,000
     Other assets                                            (134,000)       47,000
     Accounts payable                                        (330,000)       93,000
     Accrued medical claims                                   825,000      (458,000)
     Risk pool payable                                        (21,000)      218,000
     Related party risk pool payable                           (6,000)      (10,000)
     Accrued compensation                                    (214,000)      468,000
     Accrued expenses                                         (14,000)      (52,000)
                                                         ------------   -----------
Net cash provided by (used in) operating activities          (379,000)      499,000
                                                         ------------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (265,000)     (680,000)
  Proceeds from sale of property and equipment                 32,000         1,000
  Proceeds from maturity/sale of short-term investments         3,000         1,000
  Net payments on notes receivable                            131,000       300,000
  Increases in assets securing performance bond              (100,000)       (1,000)
                                                         ------------   -----------
Net cash used in investing activities                        (199,000)     (379,000)
                                                         ------------   -----------

Cash flows from financing activities:
  Net decrease in long-term debt                             (167,000)      (39,000)
  Proceeds from common stock issuance                         111,000             -
                                                         ------------   -----------
Net cash used in financing activities                         (56,000)      (39,000)
                                                         ------------   -----------

Net increase (decrease) in cash and cash equivalents         (634,000)       81,000
Cash and cash equivalents, beginning of period             12,764,000     7,212,000
                                                         ------------   -----------
Cash and cash equivalents, end of period                 $ 12,130,000   $ 7,293,000
                                                         ============   ===========

               The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended August 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 1998.

NOTE 2 - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Net income per share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and warrants and adjusted for dilutive common shares assumed to be issued on conversion of the Company's convertible loans.

The following is the computation of the reconciliation of the numerators and denominators of net income per common share - basic and net income per common share - assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".


                                                              THREE MONTHS ENDED
                                 ----------------------------------------------------------------------------
                                            AUGUST 31, 1998                        AUGUST 31, 1997
                                 -------------------------------------  -------------------------------------

                                   Income        Shares      Per Share    Income        Shares      Per Share
                                 (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                                 -----------  -------------  ---------  -----------  -------------  ---------

Net income per share -- basic:
  Income available to common
    stockholders                 $   422,000    4,694,000      $ 0.09   $   188,000    4,394,000     $ 0.04
Effect of dilutive securities:
  Stock options and warrants               -      494,000                         -      112,000
  Convertible notes                   40,000      856,000                         -            -
                                 -----------    ---------               -----------    ---------

Net income per share --
  assuming dilution:
  Income available to common
    stockholders and assumed
    conversions                  $   462,000    6,044,000      $ 0.08   $   188,000    4,506,000     $ 0.04
                                 ===========    =========      ======   ===========    =========     ======

At August 31, 1998, no shares of common stock had been issued upon conversion of the two convertible notes issued in October 1996. These notes are convertible into an aggregate of 857,000 shares of common stock.

NOTE 3 - RESTRICTIONS ON FUND TRANSFERS

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $9,638,000 at August 31, 1998, with deposit and reserve requirements (performance bonds) representing $3,894,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,744,000.

NOTE 4 - BUSINESS SEGMENTS

The Company's business segments consist of management services, long-term care health services and acute care health services. The management services segment is engaged in the business of administering risk-based managed care plans and programs in seven states. Long-term care health services is comprised of Ventana Health Systems, Inc. ("Ventana"), which is a long-term care Medicaid health plan operating in seven counties in Arizona and Community Health USA, Inc. ("CHUSA"), which provides in-home personal, respite, companionship and homemaking services to recipients in Arizona. Acute care health services consists of Arizona Health Concepts, Inc. ("AHC"), an acute care Medicaid health plan currently operating in two counties in Arizona.

Information concerning operations by business segment follows:

                                                   For the Three Months Ended August 31, 1998
                                          ------------------------------------------------------------

                                          Management   Long-Term Care      Acute Care
                                           Services    Health Services   Health Services     Totals
                                           --------    ---------------   ---------------     ------

Total revenues from reportable segments   $ 9,855,000    $ 6,880,000       $ 3,931,000     $20,666,000
Intersegment revenues                      (1,152,000)      (270,000)                -      (1,422,000)
                                          -----------    -----------       -----------     -----------
   Total consolidated revenues              8,703,000      6,610,000         3,931,000      19,244,000
                                          ===========    ===========       ===========     ===========

Interest income                                49,000        121,000            93,000         263,000
Intersegment interest income                        -        (10,000)                -         (10,000)
Interest expense                             (100,000)             -                 -        (100,000)
Intersegment interest expense                  10,000              -                 -          10,000
                                          -----------    -----------       -----------     -----------
   Net interest income (expense)              (41,000)       111,000            93,000         163,000
                                          ===========    ===========       ===========     ===========

Depreciation and amortization                 560,000              -                 -         560,000

Segment income (loss) before taxes             99,000        552,000            69,000         720,000
Income tax expense                            (57,000)      (214,000)          (27,000)       (298,000)
                                          -----------    -----------       -----------     -----------
   Net income (loss)                           42,000        338,000            42,000         422,000
                                          ===========    ===========       ===========     ===========

Expenditures for capital assets               265,000              -                 -         265,000

Segment total assets                       21,953,000     11,008,000         7,947,000      40,908,000
Intersegment assets                        (7,901,000)      (572,000)          (33,000)     (8,506,000)
                                          -----------    -----------       -----------     -----------
   Total assets                           $14,052,000    $10,436,000       $ 7,914,000     $32,402,000
                                          ===========    ===========       ===========     ===========


                                                   For the Three Months Ended August 31, 1997
                                          ------------------------------------------------------------

                                          Management   Long-Term Care      Acute Care
                                           Services    Health Services   Health Services     Totals
                                           --------    ---------------   ---------------     ------

Total revenues from reportable segments   $ 6,493,000    $ 6,179,000       $ 3,363,000     $16,035,000
Intersegment revenues                      (1,058,000)      (235,000)                -      (1,293,000)
                                          -----------    -----------       -----------     -----------
   Total consolidated revenues              5,435,000      5,944,000         3,363,000      14,742,000
                                          ===========    ===========       ===========     ===========

Interest income                                35,000        108,000            64,000         207,000
Intersegment interest income                        -        (16,000)                -         (16,000)
Interest expense                             (107,000)             -                 -        (107,000)
Intersegment interest expense                  16,000              -                 -          16,000
                                          -----------    -----------       -----------     -----------
   Net interest income (expense)              (56,000)        92,000            64,000         100,000
                                          ===========    ===========       ===========     ===========

Depreciation and amortization                 422,000              -                 -         422,000

Segment income (loss) before taxes           (217,000)       356,000           166,000         305,000
Income tax (expense) benefit                   96,000       (148,000)          (65,000)       (117,000)
                                          -----------    -----------       -----------     -----------
   Net income (loss)                         (121,000)       208,000           101,000         188,000
                                          ===========    ===========       ===========     ===========

Expenditures for capital assets               680,000              -                 -         680,000

Segment total assets                       19,424,000      8,709,000         6,909,000      35,042,000
Intersegment assets                        (5,847,000)      (816,000)          115,000      (6,548,000)
                                          -----------    -----------       -----------     -----------
   Total assets                           $13,577,000    $ 7,893,000       $ 7,024,000     $28,494,000
                                          ===========    ===========       ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

MCS is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. The Company's operations include a long-term care Arizona based health plan, Ventana; an Arizona based primary and acute care health plan, AHC; management contracts pursuant to which the Company administers privately owned health plans located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for an indigent population for the County of San Diego; a contractual arrangement with the State of Indiana Medicaid Agency; and a subsidiary providing home healthcare and community worker services; CHUSA.

RESULTS OF OPERATIONS

Revenues for the three-month period ended August 31, 1998 increased $4,502,000 to $19,244,000 as compared to the same period of the prior fiscal year. For the three-month period ended August 31, 1998, revenues generated from fees for management of health plans not owned by the Company increased 60% to $8,702,000 from $5,435,000 for the same period of the previous fiscal year. The increase is primarily due to the addition of two new plans, Rio Grande HMO and Lovelace Community Health Plan, during fiscal year 1998. Capitation revenue for Ventana and AHC for the three-month period ending August 31, 1998 increased 13% to $10,542,000 versus $9,307,000 for the comparable period in the prior fiscal year due to growth in membership and an increase in capitation rates.

Direct costs of operations increased to $14,300,000 for the three-month period ended August 31, 1998 from $11,780,000 for the corresponding period of the prior fiscal year. Direct costs of operations for the periods August 31, 1998 and 1997 consisted of $5,345,000 and $3,937,000, respectively, related to fees generated from management of health plans not owned by the Company and $8,955,000 and $7,843,000, respectively, from operating expenses of Ventana and AHC. The direct costs of operations to manage plans as a percentage of related revenue decreased from 72% to 61% for the period ended August 31, 1998 versus the same period of the prior fiscal year. The decrease is primarily due to additional costs incurred during the period ended August 31, 1997 related to start up of an additional plan in New Mexico which became operational in October 1997. Direct costs as a percentage of related revenue for the three-month period ended August 31, 1998 and 1997 were 82% and 84%, respectively, for Ventana and 91% and 85%, respectively, for AHC. The increase is due to AHC experiencing higher utilization in the new counties it services as a result of a new contract effective October 1, 1997.

Marketing, sales and administrative expenses as a percent of revenues increased from 19% to 23% for the three-month periods ended August 31, 1997 and 1998, respectively. The increase is primarily due to separation agreement accruals related to the resignation of James Burns, the Company's former President, the addition of a new Chief Executive Officer and expenses related to a management contract.

Net interest income for the three-month period ended August 31, 1998 was $163,000 versus $100,000 for the same period of the prior fiscal year. Interest income is primarily related to investments held by Ventana and AHC, which is partially offset by interest expense on the Company's outstanding convertible debt. The increase is due to growth in cash and cash equivalents.

Net  income  was  $422,000  and  $188,000  for  the  three-month  periods  ended
August 31, 1998 and 1997, respectively. The primary reason for the change was the addition of two management contracts in Texas and New Mexico, as well as growth in membership in plans managed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended August 31, 1998, the Company's cash and cash equivalents decreased $634,000 to $12,130,000. Operating activities used $379,000 for the three-month period ended August 31, 1998, versus providing $499,000 during the three-month period ended August 31, 1997. The primary use of cash during the three-month period ended August 31, 1998 was an increase in accounts receivable primarily as a result of the delay in receipt of June, July and August management fees from the State of Indiana. Additional uses include a decrease in accounts payable and other accrued liabilities principally due to the payment of fiscal year 1998 bonuses, partially offset by an increase in accrued medical claims. During the comparable period of the prior fiscal year, cash was provided from income from operations and growth in risk pool payables partially offset by an increase in accounts receivable.

Investing activities used $199,000 for the three-month period ended August 31, 1998 as compared to $379,000 for the same period of the prior fiscal year. During the three-month period ended August 31, 1998, cash was used to purchase $265,000 of fixed assets and $100,000 was used to increase performance bonds, partially offset by payments received on notes receivable of $131,000.

Financing   activities   used   $56,000  for   the  three-month   period   ended
August 31, 1998 versus $39,000 in the same period of the prior fiscal year. Principal payments on long-term debt were the primary uses of funds. During the three-month period ended August 31, 1998, the payments on long-term debt of $167,000 were partially offset by $111,000 of proceeds received from common stock issuance related to stock option exercises.

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,638,000 at August 31, 1998, with deposit and reserve requirements (performance bonds) representing $3,894,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,744,000. Funds provided by Ventana to MCS under loan agreements totaled $423,000 at August 31, 1998. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by the Arizona Health Care Cost Containment System Administration.

The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 1999.

YEAR 2000 ISSUES

Many existing computer systems do not properly recognize and process dates after December 31, 1999. Therefore, certain hardware and software, including that utilized by the Company, may have to be modified and/or reprogrammed to properly function in year 2000 and beyond. The Company has created an internal year 2000 committee to manage the project of addressing year 2000 related issues. In May 1998, the Committee began to assess its internal-use hardware, software, non-information systems equipment, procedures and business processes. The Company also began communicating with State agencies, clients and vendors about year 2000 issues. The phases of the year 2000 project consist of awareness, inventory analysis, assessment, project management, conversion and testing. Different aspects of the Company operations are in various stages of the project and overall completion date is targeted for August 1999.

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

Based on the Company's analysis to date, year 2000 problems and costs are not expected to have a materially adverse effect on the Company's business, results of operations or financial condition. The Company has spent approximately $23,000 to date preparing and analyzing year 2000 issues. There can be no assurances that the Company's current systems or those acquired in the future do not or will not contain undetected defects associated with year 2000 issues that may result in material costs to the Company. The Company is currently developing contingency plans to recover from any undetected defects and expects to have a plan in place by the end of January 1999.

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

         (a)  Exhibits
              (27)   Financial data schedule.

         (b)  Reports on Form 8-K

              None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MANAGED CARE SOLUTIONS, INC.

                        By:     /s/ Michael D. Hernandez
                                -------------------------------------------
                                Michael D. Hernandez, Chairman and Chief
                                Executive Officer

                        By:     /s/ Micheal J. Kennedy
                                -------------------------------------------
                                Michael J. Kennedy, Chief Financial Officer

                        Dated:  October 14, 1998