Form 10-Q
period 1998-11-30
MANAGED CARE SOLUTIONS INC
filed 1999-01-14
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

There were 4,766,983 shares of common stock outstanding as of January 4, 1999.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

Part I        FINANCIAL INFORMATION


     Item 1.  Financial Statements


              Consolidated Balance Sheets....................................3


              Consolidated Statements of Operations..........................4


              Consolidated Statements of Cash Flows..........................5


              Notes to Unaudited Consolidated Financial Statements...........6


     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................10-12


Part II       OTHER INFORMATION


     Item 1.  Legal Proceedings.............................................13


     Item 6.  Exhibits and Reports on Form 8-K..............................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MANAGED CARE SOLUTIONS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                      NOVEMBER 30,       MAY 31,
                                                                         1998             1998
                                                                     -------------    -------------
                                                                      (UNAUDITED)

ASSETS
------

Current Assets:
  Cash and cash equivalents, including restricted cash of
    $9,043,000 and $9,007,000                                        $  12,663,000    $  12,764,000
  Short-term investments                                                 3,155,000        1,510,000
  Accounts and notes receivable and unbilled services, net               4,570,000        3,169,000
  Prepaid expenses and other current assets                                477,000          483,000
  Deferred income taxes, net                                             1,049,000        1,066,000
                                                                     -------------    -------------
     Total current assets                                               21,914,000       18,992,000

Related party notes receivable                                             577,000          694,000
Property and equipment, net                                              4,243,000        4,609,000
Performance bonds                                                        2,553,000        3,794,000
Goodwill, net                                                            2,644,000        2,826,000
Other assets                                                             1,003,000          808,000
                                                                     -------------    -------------
                                                                     $  32,934,000    $  31,723,000
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                   $     383,000    $     447,000
  Accrued medical claims                                                 8,337,000        7,799,000
  Risk pool payable                                                      1,347,000        1,540,000
  Related party risk pool payable                                          132,000          152,000
  Accrued compensation                                                   2,147,000        1,862,000
  Other accrued expenses                                                 1,725,000        2,153,000
  Current portion of long-term debt                                              -           67,000
                                                                     -------------    -------------
     Total current liabilities                                          14,071,000       14,020,000

Related party long-term debt                                             3,978,000        3,961,000
Deferred income taxes, net                                                 271,000          239,000
                                                                     -------------    -------------
     Total liabilities                                                  18,320,000       18,220,000
                                                                     -------------    -------------

Commitments                                                                      -                -

Stockholders' Equity:
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,767,000 and 4,671,000 shares                  48,000           47,000
  Capital in excess of par value                                        15,898,000       15,702,000
  Accumulated deficit                                                   (1,332,000)      (2,246,000)
                                                                     -------------    -------------
     Total stockholders' equity                                         14,614,000       13,503,000
                                                                     -------------    -------------
                                                                     $  32,934,000    $  31,723,000
                                                                     =============    =============


                 The accompanying notes are an integral part of these statements.


                                        MANAGED CARE SOLUTIONS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            -----------------------------      -----------------------------
                                              NOVEMBER        NOVEMBER           NOVEMBER        NOVEMBER
                                                 30,             30,                30,             30,
                                                1998            1997               1998            1997
                                            -------------   -------------      -------------   -------------

Revenues                                    $  20,639,000   $  16,103,000      $  39,883,000   $  30,845,000
                                            -------------   -------------      -------------   -------------

Direct cost of operations                      15,822,000      12,867,000         30,122,000      24,647,000
Marketing, sales and administrative             4,217,000       3,120,000          8,604,000       5,877,000
                                            -------------   -------------      -------------   -------------

  Total costs and expenses                     20,039,000      15,987,000         38,726,000      30,524,000
                                            -------------   -------------      -------------   -------------

Operating income                                  600,000         116,000          1,157,000         321,000
                                            -------------   -------------      -------------   -------------

Interest income                                   233,000         213,000            486,000         404,000
Interest expense                                  (90,000)       (102,000)          (180,000)       (193,000)
                                            -------------   -------------      -------------   -------------

  Net interest income                             143,000         111,000            306,000         211,000
                                            -------------   -------------      -------------   -------------

Income before income taxes                        743,000         227,000          1,463,000         532,000

Provision for income taxes                        251,000          60,000            549,000         177,000
                                            -------------   -------------      -------------   -------------

Net income                                  $     492,000   $     167,000      $     914,000   $     355,000
                                            =============   =============      =============   =============

Net income per share--basic                 $        0.10   $        0.04      $        0.19   $        0.08
                                            =============   =============      =============   =============

Weighted average common
  shares outstanding--basic                     4,720,000       4,394,000          4,707,000       4,394,000
                                            =============   =============      =============   =============

Net income per share assuming dilution      $        0.09   $        0.04      $        0.17   $        0.08
                                            =============   =============      =============   =============

Weighted average common shares
  outstanding--assuming dilution                5,780,000       4,457,000          5,891,000       4,483,000
                                            =============   =============      =============   =============

                                                     4

                      The accompanying notes are an integral part of these statements.

                               MANAGED CARE SOLUTIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                            -----------------------------
                                                             NOVEMBER 30,    NOVEMBER 30,
                                                                1998            1997
                                                            -------------   -------------

Cash flows from operating activities:
  Net income                                                $     914,000   $     355,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Bad debt expense                                                     -          23,000
   Depreciation and amortization                                1,135,000         907,000
   Loss on sale of property and equipment                           2,000          18,000
   Deferred income taxes                                           49,000        (169,000)
   Interest on long-term debt                                     114,000         133,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services                 (1,401,000)      1,309,000
     Prepaid expenses and other current assets                      6,000       1,365,000
     Accounts payable                                             (64,000)       (139,000)
     Accrued medical claims                                       538,000        (421,000)
     Risk pool payable                                           (193,000)       (709,000)
     Related party risk pool payable                              (20,000)        (93,000)
     Accrued compensation                                         285,000         275,000
     Accrued expenses                                            (428,000)        308,000
     Other assets                                                (195,000)       (153,000)
                                                            -------------   -------------
Net cash provided by operating activities                         742,000       3,009,000
                                                            -------------   -------------

Cash flows from investing activities:
  Purchase of property and equipment                             (625,000)     (1,225,000)
  Proceeds from sale of property and equipment                     56,000           4,000
  Purchase of short-term investments                           (1,645,000)              -
  Proceeds from maturity/sale of short-term investments                 -           1,000
  Proceeds from related party notes receivable                    117,000         275,000
  Proceeds from notes receivable                                        -         245,000
  Sales (purchases) of assets securing performance bond         1,241,000         (54,000)
                                                            -------------   -------------
Net cash used in investing activities                            (856,000)       (754,000)
                                                            -------------   -------------

Cash flows from financing activities:
  Net decrease in long-term debt                                 (184,000)       (100,000)
  Proceeds from common stock issuance                             197,000               -
                                                            -------------   -------------
Net cash provided by (used in) financing activities                13,000        (100,000)
                                                            -------------   -------------

Net increase (decrease) in cash and cash equivalents             (101,000)      2,155,000
Cash and cash equivalents, beginning of period                 12,764,000       7,212,000
                                                            -------------   -------------
Cash and cash equivalents, end of period                    $  12,663,000   $   9,367,000
                                                            =============   =============

             The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
---------------------------

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1998.

NOTE 2 - NET INCOME PER SHARE
-----------------------------

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

                                                                   THREE MONTHS ENDED
                                  ------------------------------------------------------------------------------------
                                             NOVEMBER 30, 1998                            NOVEMBER 30, 1997
                                  ---------------------------------------      ---------------------------------------

                                    Income         Shares       Per Share        Income         Shares       Per Share
                                  (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                  -----------   -------------   ---------      -----------   -------------   ---------

Net income per common share:
  Income available to common
    stockholders                  $   492,000     4,720,000      $ 0.10        $   167,000     4,394,000      $ 0.04
Effect of dilutive securities:
  Stock options and warrants                -       203,000                              -        63,000
  Convertible notes                    40,000       857,000                              -             -
                                  -----------     ---------                    -----------     ---------

Net income per common share,
  assuming dilution:
  Income available to common
    stockholders and
    assumed conversions           $   532,000     5,780,000      $ 0.09        $   167,000     4,457,000      $ 0.04
                                  ===========     =========      ======        ===========     =========      ======


                                                                     SIX MONTHS ENDED
                                  ------------------------------------------------------------------------------------
                                             NOVEMBER 30, 1998                            NOVEMBER 30, 1997
                                  --------------------------------------       ---------------------------------------

                                    Income         Shares       Per Share        Income         Shares       Per Share
                                  (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                  -----------   -------------   ---------      -----------   -------------   ---------

Net income per common share:
  Income available to common
    Stockholders                  $   914,000     4,707,000      $ 0.19        $   355,000     4,394,000      $ 0.08
Effect of dilutive securities:
  Stock options and warrants                -       327,000                              -        89,000
  Convertible notes                    79,000       857,000                              -             -
                                  -----------     ---------                    -----------     ---------

Net income per common share,
  assuming dilution:
  Income available to common
    stockholders and
    assumed conversions           $   993,000     5,891,000      $ 0.17        $   355,000     4,483,000      $ 0.08
                                  ===========     =========      ======        ===========     =========      ======


NOTE 3 - RESTRICTIONS ON FUND TRANSFERS
---------------------------------------

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $9,717,000 at November 30, 1998, with deposit and reserve requirements (performance bonds) representing $2,553,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,164,000.

NOTE 4 - BUSINESS SEGMENTS
--------------------------

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

Information concerning operations by business segment follows:

                                                      For the Three Months Ended November 30, 1998
                                            ----------------------------------------------------------------

                                               Management   Long-Term Care      Acute Care
                                                Services    Health Services   Health Services      Totals
                                                --------    ---------------   ---------------      ------

Total revenues from reportable segments      $ 10,634,000     $  7,435,000      $  4,057,000    $ 22,126,000
Intersegment revenues                          (1,223,000)        (264,000)                -      (1,487,000)
                                             ------------     ------------      ------------    ------------
   Total consolidated revenues               $  9,411,000     $  7,171,000      $  4,057,000    $ 20,639,000
                                             ============     ============      ============    ============

Interest income                              $     37,000     $    118,000      $     86,000    $    241,000
Intersegment interest income                            -           (8,000)                -          (8,000)
Interest expense                                  (98,000)               -                 -         (98,000)
Intersegment interest expense                       8,000                -                 -           8,000
                                             ------------     ------------      ------------    ------------
   Net interest income (expense)             $    (53,000)    $    110,000      $     86,000    $    143,000
                                             ============     ============      ============    ============

Depreciation and amortization                $    575,000                -                 -    $    575,000
                                             ============     ============      ============    ============

Segment income (loss) before taxes           $    507,000     $    336,000      $   (100,000)   $    743,000
Income tax expense (benefit)                      198,000          123,000           (70,000)        251,000
                                             ------------     ------------      ------------    ------------
   Net income (loss)                         $    309,000     $    213,000      $    (30,000)   $    492,000
                                             ============     ============      ============    ============

Expenditures for capital assets              $    360,000                -                 -    $    360,000
                                             ============     ============      ============    ============

                                                      For the Three Months Ended November 30, 1997
                                            ----------------------------------------------------------------
                                               Management   Long-Term Care      Acute Care
                                                Services    Health Services   Health Services      Totals
                                                --------    ---------------   ---------------      ------

Total revenues from reportable segments      $  7,295,000     $  6,475,000      $  3,648,000    $ 17,418,000
Intersegment revenues                          (1,084,000)        (231,000)                -      (1,315,000)
                                             ------------     ------------      ------------    ------------
     Total consolidated revenues             $  6,211,000     $  6,244,000      $  3,648,000    $ 16,103,000
                                             ============     ============      ============    ============

Interest income                              $     34,000     $    116,000      $     78,000    $    228,000
Intersegment interest income                            -          (15,000)                -         (15,000)
Interest expense                                 (117,000)               -                 -        (117,000)
Intersegment interest expense                      15,000                -                 -          15,000
                                             ------------     ------------      ------------    ------------
   Net interest income (expense)             $    (68,000)    $    101,000      $     78,000    $    111,000
                                             ============     ============      ============    ============

Depreciation and amortization                $    485,000                -                 -    $    485,000
                                             ============     ============      ============    ============

Segment income (loss) before taxes           $   (247,000)    $    396,000      $     78,000    $    227,000
Income tax expense (benefit)                     (131,000)         167,000            24,000          60,000
                                             ------------     ------------      ------------    ------------
   Net income (loss)                         $   (116,000)    $    229,000      $     54,000    $    167,000
                                             ============     ============      ============    ============

Expenditures for capital assets              $    545,000     $          -      $          -    $    545,000
                                             ============     ============      ============    ============

                                                       For the Six Months Ended November 30, 1998
                                            ----------------------------------------------------------------
                                               Management   Long-Term Care      Acute Care
                                                Services    Health Services   Health Services      Totals
                                                --------    ---------------   ---------------      ------

Total revenues from reportable segments      $ 20,489,000     $ 14,315,000      $  7,988,000    $ 42,792,000
Intersegment revenues                          (2,376,000)        (533,000)                -      (2,909,000)
                                             ------------     ------------      ------------    ------------
   Total consolidated revenues               $ 18,113,000     $ 13,782,000      $  7,988,000    $ 39,883,000
                                             ============     ============      ============    ============

Interest income                              $     85,000     $    239,000      $    179,000    $    503,000
Intersegment interest income                            -          (18,000)                -         (18,000)
Interest expense                                 (197,000)               -                 -        (197,000)
Intersegment interest expense                      18,000                -                 -          18,000
                                             ------------     ------------      ------------    ------------
   Net interest income (expense)             $    (94,000)    $    221,000      $    179,000    $    306,000
                                             ============     ============      ============    ============

Depreciation and amortization                $  1,135,000     $          -      $          -    $  1,135,000
                                             ============     ============      ============    ============

Segment income (loss) before taxes           $    606,000     $    887,000      $    (30,000)   $  1,463,000
Income tax expense (benefit)                      255,000          337,000           (43,000)        549,000
                                             ------------     ------------      ------------    ------------
   Net income                                $    351,000     $    550,000      $     13,000    $    914,000
                                             ============     ============      ============    ============

Expenditures for capital assets              $    625,000     $          -      $          -    $    625,000
                                             ============     ============      ============    ============

Segment total assets                         $ 22,761,000     $ 10,963,000      $  7,500,000    $ 41,224,000
Intersegment assets                            (7,725,000)        (511,000)          (54,000)     (8,290,000)
                                             ------------     ------------      ------------    ------------
   Total assets                              $ 15,036,000     $ 10,452,000      $  7,446,000    $ 32,934,000
                                             ============     ============      ============    ============

                                                       For the Six Months Ended November 30, 1997
                                            ----------------------------------------------------------------
                                               Management   Long-Term Care      Acute Care
                                                Services    Health Services   Health Services      Totals
                                                --------    ---------------   ---------------      ------

Total revenues from reportable segments      $ 13,788,000     $ 12,654,000      $  7,011,000    $ 33,453,000
Intersegment revenues                          (2,142,000)        (466,000)                -      (2,608,000)
                                             ------------     ------------      ------------    ------------
   Total consolidated revenues               $ 11,646,000     $ 12,188,000      $  7,011,000    $ 30,845,000
                                             ============     ============      ============    ============

Interest income                              $     70,000     $    224,000      $    141,000    $    435,000
Intersegment interest income                            -          (31,000)                -         (31,000)
Interest expense                                 (224,000)               -                 -        (224,000)
Intersegment interest expense                      31,000                -                 -          31,000
                                             ------------     ------------      ------------    ------------
   Net interest income (expense)             $   (123,000)    $    193,000      $    141,000    $    211,000
                                             ============     ============      ============    ============

Depreciation and amortization                $    907,000     $          -      $          -    $    907,000
                                             ============     ============      ============    ============

Segment income (loss) before taxes           $   (464,000)    $    751,000      $    245,000    $    532,000
Income tax expense (benefit)                     (226,000)         314,000            89,000         177,000
                                             ------------     ------------      ------------    ------------
   Net income (loss)                         $   (238,000)    $    437,000      $    156,000    $    355,000
                                             ============     ============      ============    ============

Expenditures for capital assets              $  1,225,000     $          -      $          -    $  1,225,000
                                             ============     ============      ============    ============

Segment total assets                         $ 19,804,000     $  8,860,000      $  6,189,000    $ 34,853,000
Intersegment assets                            (6,597,000)        (744,000)          134,000      (7,207,000)
                                             ------------     ------------      ------------    ------------
   Total assets                              $ 13,207,000     $  8,116,000      $  6,323,000    $  27,646,000
                                             ============     ============      ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Managed Care Solutions, Inc. ("MCS" or the "Company") is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. The Company's operations include a long-term care Arizona based health maintenance organization ("HMO") subsidiary, Ventana Health Systems ("Ventana"); an Arizona based primary and acute care HMO subsidiary, Arizona Health Concepts ("AHC"); management contracts pursuant to which the Company administers privately owned HMOs located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for an indigent population for the County of San Diego; a contractual arrangement with the State of Indiana Medicaid Agency and a subsidiary providing home healthcare and community worker services.

RESULTS OF OPERATIONS

Revenues for the three and six-month periods ended November 30, 1998 increased $4,536,000 and $9,038,000 to $20,639,000 and $39,883,000, respectively, as compared to the same periods of the prior year.

For the three and six-month periods ended November 30, 1998, revenues generated from fees for management of health plans not owned by the Company increased 52% and 56%, respectively, over the comparable prior year periods to $9,411,000 and $18,113,000. The increase is primarily due to the addition of two new plans, Lovelace Community Health Plan in New Mexico and Rio Grande HMO in Texas during fiscal year 1998.

Aggregate capitation revenue received by Ventana and AHC increased $1,336,000 and $2,571,000 for the three and six-month periods ended November 30, 1998, respectively, to $11,228,000 and $21,770,000. The primary reasons for the increases were a rise in capitation rates received by both plans in October 1998 from the State of Arizona and increased enrollment.

Direct costs of operations increased to $15,822,000 and $30,122,000 for the three and six-month periods ended November 30, 1998, respectively, from
$12,867,000 and $24,647,000 for the corresponding periods of the prior year. Direct costs of operations for the three and six-month periods ended November 30, 1998 consisted of $5,923,000 and $11,268,000, respectively, related to fees generated from management of health plans not owned by the Company and $9,899,000 and $18,854,000, respectively, from operating expenses of Ventana and AHC.

The direct costs of operations to manage plans as a percentage of related revenue decreased from 69% for the three-month period ended November 30, 1997 to 63% for the related period of the current year. For the six-month period ended November 30, 1998, direct costs of operations to manage plans as a percentage of revenue was 62% versus 71% in the comparable period of the prior year. The decrease is primarily due to additional costs incurred during the period ended November 30, 1997 related to start up of the additional plans in New Mexico and Texas, which became operational in October 1997 and January 1998, respectively.

Direct costs as a percentage of related revenue for the three and six-month periods ended November 30, 1998 were 86% and 84%, respectively, for Ventana and 94% and 93%, respectively, for AHC. In comparison, such costs were 84% for both the three and six-month periods ended November 30, 1997 for Ventana and 92% and 89%, respectively, for AHC. The primary reason for the increase over the prior year in AHC's direct costs was higher inpatient utilization.

Marketing,  sales and  administration  expenses  increased  from  $3,120,000 and
$5,877,000 for the three and six-month periods ended November 30, 1997, respectively, to $4,217,000 and $8,604,000 for the three and six-month periods ended November 30, 1998, respectively. The increase is primarily due to increases in salary and related expenses as a result of growth in plan membership and organizational changes intended to improve operational efficiency.

Net interest income for the three and six-month periods ended November 30, 1998 was $143,000 and $306,000, respectively, versus $111,000 and $211,000, respectively, for the same periods of the prior year. Interest income is primarily related to investments held by Ventana and AHC partially offset by interest expense on the Company's outstanding convertible debt. The increase in interest income is due to growth in the Company's investable funds.

Net income was $492,000 and $914,000, respectively, for the three and six-month periods ended November 30, 1998 versus $167,000 and $355,000 for the comparable periods of the prior year. The primary reason for the increase was the addition of two management contracts in Texas and New Mexico.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended November 30, 1998, the Company's cash and cash equivalents decreased $101,000 to $12,663,000. Operating activities generated $742,000 for the six-month period ended November 30, 1998, versus providing cash of $3,009,000 during the six-month period ended November 30, 1997. The primary reasons for the change were the increase in accounts receivable as a result of the temporary delay in receipt of certain management fees in November, a decrease in accrued expenses offset by an increase in accrued medical claims due to payments withheld by Ventana and AHC on pharmacy claims awaiting verification of claims information. The principal reasons for cash generated during the six-month period ended November 30, 1997, were a decrease in accounts receivable and the receipt of $1,700,000 in federal tax refunds.

Investing activities used $856,000 for the six-month period ended November 30, 1998 as compared to $754,000 for the same period of the prior year. During the six-month period ended November 30, 1998, $625,000 of cash was used to purchase fixed assets and $1,645,000 was used to increase short-term investments primarily due to the transition of approximately $1,241,000 in performance bond funds into short-term investments.

Financing activities generated $13,000 for the six-month period ended November 30, 1998 versus using cash of $100,000 in the same period of the prior year. Principal payments on long-term debt were the primary uses of funds during both periods offset by $197,000 of common stock issuance during the six-month period ended November 30, 1998, primarily as a result of the employee stock purchase plan.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1998, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,717,000 at November 30, 1998, with deposit and reserve requirements (performance bonds) representing $2,553,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,164,000. Funds provided by Ventana to MCS under loan agreements totaled $339,000 at November 30, 1998. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by the Arizona Health Care Cost Containment System Administration.

The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 1999.

YEAR 2000 ISSUES

Many existing computer systems may not properly recognize and process dates after December 31, 1999. Therefore, certain hardware and software, including that utilized by the Company, may have to be modified and/or reprogrammed to properly function in the year 2000 and beyond. The Company has created an internal year 2000 committee to manage the project of addressing year 2000 related issues. In May 1998, the Committee began to assess its internal-use hardware, software, non-information systems equipment, embedded systems, procedures and business processes. The Company also began communicating with State agencies, clients and vendors about year 2000 issues. The phases of the year 2000 project consist of awareness, inventory analysis, assessment, project management, validation, testing, and implementation. Different aspects of the Company operations are in various stages of the project, with an overall completion date targeted for August 1999.

The Company's operations are highly dependent on automated systems and systems applications. Currently, the Company utilizes an internally developed software ("MC1") to process claims and pay providers and considers the software critical to its operations. The current version of the MC1 software is based on Oracle v. 7.3.3.0.0, which was certified in writing by Oracle Corporation to be year 2000 compliant. The Company is also in the process of replacing MC1 with a new processing system. The vendors currently being reviewed all have confirmed that their software is year 2000 compliant. The Company plans to test hardware and software to assess these representations of Oracle Corporation and other vendors.

The Company also realizes that there are outside influences relative to its year 2000 efforts, over which it has little or no control. The year 2000 committee has begun to communicate with State agencies to assess their year 2000 readiness. The Company has been notified by the State of Hawaii that the State may not address all of its year 2000 problems prior to December 31, 1999. However, the State is optimistic that its systems will be compliant before year 2000. The Company is unable to determine the effect, if any, that such problems may have on the Company. However, the Company will attempt to reduce the impact of other parties' failure to resolve year 2000 problems.

Based on the Company's analysis to date, year 2000 problems and costs are not expected to have a materially adverse effect on the Company's business, results of operations or financial condition. The Company has spent approximately $41,000 to date preparing and analyzing year 2000 issues. It anticipates year 2000 costs to reach approximately $250,000. There can be no assurances that the Company's current systems or those acquired in the future do not or will not contain undetected defects associated with year 2000 issues that may result in material costs to the Company. The Company is currently developing contingency plans to recover from any undetected defects and expects to have a plan in place by the end of April 1999.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and  Community  Care Plus  ("CCP"),  a health plan  operating in St.
Louis, Missouri, entered into a settlement on November 11, 1998 of the litigation in the United States District Court for the Eastern District of Missouri pertaining to an administrative services agreement. Both parties alleged breaches of the agreement, which was terminated in September of 1996. The settlement provided for CCP to pay $175,000 to the Company and to dismiss its claims against the Company. The Company made no payments of any kind to CCP in consideration of the Company dismissing its counterclaims against CCP.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               (10.1) Amendment to the Administrative Services Agreement between the registrant and Lovelace Health Systems, Inc.*
               (27)   Financial data schedule.

          (b)  Reports on Form 8-K

               None

*Confidential Treatment Requested

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MANAGED CARE SOLUTIONS, INC.

                        By:    /s/ Michael D. Hernandez
                               ------------------------------------------------
                               Michael D. Hernandez, Chairman and Chief
                               Executive Officer

                        By:    /s/ Michael J. Kennedy
                               ------------------------------------------------
                               Michael J. Kennedy, Chief Financial Officer

                        Dated: January 13, 1999

                                                                    EXHIBIT 10.1

                                    AMENDMENT

This Amendment to the June 1, 1997 Administrative Services Agreement ("Agreement") between Lovelace Health Systems, Inc. ("Plan") and Managed Care Solutions, Inc., a Delaware corporation authorized as a New Mexico general business corporation ("MCS") is entered into and is effective as of June 1, 1998.

For good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties hereby agree to amend the Agreement as follows:

1. Section 2.2.3, CLAIM PROCESSING AND PAYMENT, is amended to add the following sentence between the existing first and second sentences:

            "MCS shall further comply with Plan's "Standards for Delegation of Payment Administration Activities", attached hereto as Exhibit C."

2.    Section 2.2.4 is amended by adding the following at the end thereof:

            "Plan will maintain an adequate balance at all times in the bank account established for use by MCS for payment of claims and MCS' administrative fees. Failure to maintain an adequate balance, and any penalties incurred as a result, will be the sole responsibility of the Plan; provided, however, the parties will not consider it a failure by Plan to maintain an adequate balance if MCS negligently overpays claims or commits any other negligent action or inaction."

3. Section 2.2.6 is amended by adding a new subsection 2.2.6.7 to read as follows:

            "2.2.6.7. It is acknowledged that the Plan has an established process for subrogation tracking and recovery. MCS will cooperate in the development of a subrogation tracking and recovery program. The program will require MCS to provide certain information to the Plan for the purposes of tracking and recovering subrogated claims."

4.    Section 2.2.7 is deleted in its entirety and replaced with the following:

            "CASE MANAGEMENT. Plan shall be responsible for performing or sub-contracting for all case management services. Case management services shall encompass inpatient and outpatient case management services as defined by HSD's case management benefit as set forth in the contract between HSD and Plan."

5.    Section 2.2.10 is deleted in its entirety and replaced with the following:

            "UTILIZATION MANAGEMENT. MCS will submit a Utilization Management program ("UM Program") annually to the Health Plan Operations Workgroup ("HPOW") for review and approval. The UM Program shall comply with Plan's contract with HSD (including HSD's independent external quality review organization requirements), NCQA standards and Plan's "Standards for Delegation of Utilization Management Activities", attached hereto as Exhibit D. MCS shall maintain any license required in connection with its UM Program activities, and its UM Program shall comply with applicable law. MCS shall maintain the UM Program under the supervision of Lovelace's designated Medical Director."

6. The fourth sentence of Section 2.2.12.2, INFORMATION SYSTEMS, is revised to read as follows:

            "MCS has selected to use Managed Care One in fulfilling its duties under this Agreement and may elect at any time in its sole discretion to use a different information system; provided however, that no disruption of Plan Program functions, increase in Plan Program cost or reduction in Plan Program capability will result from such decision."

7.    Section 2.2.16 is deleted in its entirety and replaced with the following:

            "COMPLAINT RESOLUTION PROCEDURE. MCS shall maintain a complaint resolution procedure to process Member and Provider complaints that shall comply with applicable law, Plan's contract with HSD (including HSD's independent external quality review organization), NCQA standards and, with respect to Member complaints, Plan's
            "Standards for Delegation of Member Rights and Responsibilities Function", attached hereto as Exhibit E."

8. The first sentence of Section 2.2.17.1, PROFESSIONAL LIABILITY INSURANCE, is deleted and replaced with the following:

            "During the term of this Agreement, Plan shall maintain, at its sole expense, a policy of HMO-type professional liability insurance with coverage limits in the minimum amount of $1,000,000 per incident and $3,000,000 in the annual aggregate or such greater amounts as may be required by applicable state or federal law."

9.    A new Section 2.2.18 is added which provides in full as follows:

            "MCS shall be responsible for administering programs for Early and Periodic Screening, Diagnosis and Testing ("EPSDT") and Maternal and Child Health (MCH) as defined by MCS and Plan."

10. Section 3.2. and subsections 3.3.1 through 3.3.14 are deleted and replaced in their entirety as follows:

                  "3.2  OPERATIONAL  PHASE-MANAGEMENT  FEE. Plan shall pay MCS a management fee for services performed under this Agreement in the amount and according to the schedules listed in Exhibit A as amended. MCS shall submit to plan on a monthly basis a statement showing the estimated management fee determined in accordance with
            Exhibit A as amended. In return for receiving the management fee, MCS shall be responsible for all costs associated with administration of the Plan, except for the following expenses, which shall be the responsibility of the Plan:

                  3.2.1  Covered  services;  3.2.2  Legal  services of the Plan;
                  3.2.3  Actuarial services of the Plan;
                  3.2.4  All insurance and  re-insurance  premiums for the Plan;
                  3.2.5 Expenses relating to the corporate existence of the Plan;
                  3.2.6 Any audit and tax services related to the operations of the Plan;
                  3.2.7 Advertising and marketing related expenses of the Plan;
                  3.2.8 Any income, property, premium or other taxes of the Plan and any assessments or license fees of the Plan;
                  3.2.9 Other expenses clearly related to the business of the Plan as an independent corporate entity or expenses incurred by Lovelace Health Systems which relate to the SALUD! program and are principally incurred for the oversight of the Plan;

                  3.2.10 Any  costs    associated    with   health    assessment
                         administration, health education and plan promotion, administration of all case management benefits as defined by HSD, administration of all quality assurance and quality management functions as they relate to NCQA, JCAHO or HSD (including HSD's independent external quality review organization) quality requirements, credentialing, marketing, and Plan compliance (including government relations, audit and advocacy groups). Said costs relate to the Plan and its staff and include, but are not limited to, capitalized and non-capitalized computer equipment, office equipment, furniture, software, office supplies, office space for Plan staff, printing, copying, postage (associated with quality management and case management), contracted labor (including clerical, word processing, and secretarial services), legal fees, sub-contracted professional fees, wages (including overtime wages), employee benefits, telephone line leases, telephone, utilities, licenses, seminars and all travel expenses for Lovelace Health System employees, taxes, fees and all other expenses incurred;
                  3.2.11 Costs associated with  Medical  Director(s), including, but not limited to, salaries and benefits;
                  3.2.12 Prescription benefit claims processing and payment."

11.   A new Section 3.3 is added which provides in full as follows:

                  "3.3 HOLD HARMLESS.  The payment rates  specified in Exhibit A shall be payment in full for all services provided under this Agreement. MCS agrees that in no event, including but not limited to nonpayment by Plan, insolvency of Plan or breach of this Agreement, shall MCS bill, charge, collect a deposit from, seek compensation, remuneration, or reimbursement from or have any recourse against a Member, HSD or persons other than Plan for services provided pursuant to this Agreement. This hold harmless provision shall survive termination of this Agreement with respect to services performed by MCS prior to termination of this Agreement."

12.   Section 4.1 is deleted in its entirety and replaced with the following:

                  "4.1 TERM.  This Agreement  shall be effective on the date set forth on the first page above and shall be effective during the period necessary to complete the Plan's pre-operational activities and shall then be in full force and effect through the first twenty four (24) months of the Program. This Agreement shall automatically renew for an additional consecutive twenty-four (24) month period only if:

                        (i) the Plan, Lovelace Delivery System if it is an insurer under applicable state law or any affiliate of CIGNA Health Care and HSD mutually agree to extend the terms of their SALUD! Medicaid Managed Care Services Agreement for any additional term; and

                        (ii) MCS has  achieved 90% overall  compliance  with the
                  performance standards as described in Exhibit B hereto for the period October 1, 1998 through June 30, 1999. MCS shall provide Plan with monthly reports in a format acceptable to Plan reflecting its level of compliance with each of the seven standards outlined in Exhibit B."

13.   A new section 4.2.5 is added which provides in full as follows:

                  "4.2.5  Material  violation by either party of applicable HSD,
            State or Federal requirements, as determined by the applicable regulatory authority."

14.   The first sentence of section 4.3.6 is revised to read as follows:

            "The  parties   acknowledge  that  following   termination  of  this
            Agreement, MCS shall provide no services to Plan other than as described in Sections 4.3.2 and 4.3.3, above."

15.   A new section 4.3.7 is added which provides in full as follows:

                  "4.3.7  Notwithstanding  anything else contained herein to the contrary, the Plan shall not be required to purchase, take possession, reimburse, pay, assume or be financially responsible in any way as described in Sections 4.3.1 and 4.3.4 under the following circumstances:

                  (i)   The normal full term of this initial Agreement expires;
                  (ii) The Agreement is terminated by written mutual consent of both parties pursuant to Section 4.2.1;
                  (iii) The Agreement is terminated by Plan for material  breach by MCS as described in Section 4.2.2; or
                  (iv)  The Agreement is terminated  pursuant to either  Section
                        4.2.3 or 4.2.4.

            In addition, MCS shall provide Plan on a quarterly basis with a listing of fixed assets, leasehold improvements and program related capitalized expenses at book value as described in Sections 4.3.1 and 4.3.4."

16.   A new Section 4.3.8 is added which provides as follows:

                  "4.3.8  Notwithstanding  anything else contained herein to the contrary,  in the event this  Agreement  is  terminated  because MCS fails to achieve 90% overall compliance with the performance standards as described in Section 4.1(ii) and Exhibit B, the Plan shall only be required to (i) purchase the leasehold improvements acquired and used by MCS to administer the Plan at a price determined in accordance with Section 4.3.1 and (ii) assume and/or be fully financially responsible for any lease of office space being utilized for Plan operations. Accordingly, except as described in the preceding sentence, the Plan shall not be required to purchase, take possession, reimburse, pay, assume or be financially responsible in any way as described in Sections 4.3.1 and 4.3.4 for termination of this Agreement under such circumstances."

17.   Section 5.1 is deleted in its entirety and replaced with the following:

                  "5.1  CONFIDENTIALITY.    MCS   agrees   to   safeguard    the
            confidentiality of all data pertaining to this Agreement, Covered Services rendered to Members and Member information in accordance with HSD requirements and State and Federal law."

18.   Section 5.11 is amended to add at the end the following two sentences:

            "MCS shall further provide authorized representatives of HSD with reasonable access to facilities and records pertaining to the Plan for financial and medical audit purposes. MCS shall release to Plan any information pertaining to the Plan necessary for Plan to perform any of its obligations under its agreement with HSD."

19. Article V is amended by adding a new Section 5.14 thereto to read as follows:

                  "5.14  LONG TERM CARE PROGRAM.

                        5.14.1 If MCS obtains a Health Maintenance  Organization
                  ("HMO") license in New Mexico in order to qualify to submit a proposal to participate in a Long Term Care (LTC) program established and authorized by the State of New Mexico, the
                  Plan would agree (unless constrained from doing so by applicable law) not to submit a bid to participate in the LTC program without MCS's consent. Upon request by the Plan, MCS will include, as part of its LTC provider network components of the Plan's provider network as requested by the Plan, and will compensate the Plan network for such services at no less than the prevailing Medicaid reimbursement rates or other reimbursement rates that MCS negotiates with the Plan.

                        5.14.2 If MCS decides  not to apply for an HMO  license,
                  then MCS will have the right to assist the Plan in the preparation of a bid for an LTC contract with the State and to provide administrative services to the Plan in connection with such contract; provided, however, that the Plan shall have sole authority to determine whether to submit a bid for an LTC contract and to determine all details concerning such bid. If the Plan is awarded the bid, the Plan shall compensate MCS for such administrative services on a capitated basis and will contract with MCS to share risk for medical expenses. LHS shall allow MCS the power and authority to control medical expenses in its capacity as administrative agent. The parties shall negotiate the extent to which MCS shall assume such financial risk.

                        5.14.3 MCS will in either  case meet the all  applicable
                  capital, reserve and net work requirements. Should the State of New Mexico decide to utilize a contract to administer an LTC program, MCS may, except as otherwise provided above, participate directly with the State independently of the Plan. Notwithstanding anything else contained herein to the contrary, the terms and provisions of this Section 5.14 shall survive the date of termination of this contract for a period of two years."

20. Exhibit A to the Agreement is deleted in its entirety and replaced with the following:

                           MCS MANAGEMENT FEE SCHEDULE

                        Period                  PMPM Management Fee

                  6/1/98 through 6/30/99            $[        ]*+
                  7/1/99 through 6/30/00            $[        ]**+
                  7/1/00 through 6/30/01            $[        ]**+

             * If the Agreement is terminated by Plan prior to 1/1/99 for any reason other than a material breach of contract by MCS or HSD request, Plan will make a retroactive payment to MCS of an amount equal to the difference between this rate and rate which would have applied under Exhibit A to the original Agreement prior to execution of this Amendment for the period from the Effective Date of this Amendment through the termination date.

            ** The rate structure for the period 7/1/99 through 6/30/01 is applicable only if the Agreement is renewed for any period as described in Section 4.1, as amended.

Except as modified above, the terms and conditions of the Agreement remain in full force and effect.



LOVELACE HEALTH SYSTEMS, INC.       MANAGED CARE SOLUTIONS, INC.


By    /s/ Martin Hickey, M.D.             By    /s/ Richard M. Jelinek
      --------------------------------          -------------------------------
      Signature of Authorized Agent             Signature of Authorized Agent


      Martin Hickey, M.D.                       Richard M. Jelinek
      --------------------------------          -------------------------------
      Typed or Printed Name                     Typed or Printed Name


Its   Chief Executive Officer             Its:  Senior Vice President
      --------------------------------          -------------------------------


Title Chief Executive Officer             Title Senior Vice President
      --------------------------------          -------------------------------

Date: 12/24/98                            Date: 12/29/98
      --------------------------------          -------------------------------

  +Confidential treatment requested