Form 10-Q
period 1999-02-28
MANAGED CARE SOLUTIONS INC
filed 1999-04-14
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] FOR THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-19393


                          MANAGED CARE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      36-3338328
(State or other jurisdiction of              (I.R.S. EmployerIdentification No.)
 incorporation or organization)


                             7600 NORTH 16TH STREET
                                    SUITE 150
                             PHOENIX, ARIZONA 85020
                    (Address of principal executive offices)
                                   (Zip Code)

                                 602-331-5100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

There were 4,766,983 shares of common stock outstanding as of April 1, 1999.

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


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................10-12


Part II      OTHER INFORMATION


    Item 5.  Annual Meeting of Stockholders...................................13


    Item 6.  Exhibits and Reports on Form 8-K.................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MANAGED CARE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     FEBRUARY 28,     MAY 31,
                                                        1999           1998
                                                   -------------- -------------
                                                     (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents, including restricted
   cash of $10,920,000 and $9,007,000               $  16,019,000  $ 12,764,000
  Short-term investments                                2,156,000     1,510,000
  Accounts and notes receivable
   and unbilled services, net                           4,581,000     3,169,000
  Deferred income taxes, net                            1,344,000     1,066,000
  Prepaid expenses and other current assets               576,000       483,000
                                                    -------------  ------------
       Total current assets                            24,676,000    18,992,000

Related party notes receivable                            573,000       694,000
Property and equipment, net                             4,165,000     4,609,000
Performance bonds                                       2,553,000     3,794,000
Goodwill, net                                           2,553,000     2,826,000
Other assets                                            1,003,000       808,000
                                                    -------------  ------------
                                                    $  35,523,000  $ 31,723,000
                                                    =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $  1,360,000   $    447,000
  Accrued medical claims                               9,072,000      7,799,000
  Risk pool payable                                    1,404,000      1,540,000
  Related party risk pool payable                        117,000        152,000
  Accrued compensation                                 2,315,000      1,862,000
  Other accrued expenses                               1,774,000      2,153,000
  Current portion of long-term debt                            -         67,000
                                                    ------------   ------------
     Total current liabilities                        16,042,000     14,020,000

Related party long-term debt                           4,063,000      3,961,000
Deferred income taxes, net                               185,000        239,000
                                                    ------------   ------------
     Total liabilities                                20,290,000     18,220,000
                                                    ------------   ------------

Commitments                                                    -              -

Stockholders' Equity:
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding -
   4,767,000 and 4,671,000 shares                         48,000         47,000
  Capital in excess of par value                       5,899,000     15,702,000
  Accumulated deficit                                   (714,000)    (2,246,000)
                                                   -------------  -------------
     Total stockholders' equity                       15,233,000     13,503,000
                                                   -------------  -------------
                                                   $  35,523,000  $  31,723,000
                                                   =============  =============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                               THREE MONTHS ENDED         NINE MONTHS ENDED
                           -------------------------  -------------------------
                             FEBRUARY     FEBRUARY      FEBRUARY     FEBRUARY
                                28,          28,           28,          28,
                               1999         1998          1999         1998
                           ------------ ------------  ------------ ------------

Revenues                   $ 21,573,000 $ 17,104,000  $ 61,456,000 $ 47,949,000
                           ------------ ------------  ------------ ------------

Direct cost of operations    16,348,000   13,591,000    46,470,000   38,238,000
Marketing, sales and
 administrative               4,861,000    3,342,000    13,465,000    9,219,000
                           ------------ ------------  ------------ ------------

  Total costs and expenses   21,209,000   16,933,000    59,935,000   47,457,000
                           ------------ ------------  ------------ ------------

Operating income                364,000      171,000     1,521,000      492,000
                           ------------ ------------  ------------ ------------

Interest income                 234,000      219,000       720,000      623,000
Interest expense                (91,000)     (92,000)     (271,000)    (285,000)
                           ------------ ------------  ------------ ------------

  Net interest income           143,000      127,000       449,000      338,000
                           ------------ ------------  ------------ ------------

Income before income taxes      507,000      298,000     1,970,000      830,000

Provision (benefit)
 for income taxes              (111,000)     122,000       438,000      299,000
                           ------------ ------------  ------------ ------------

Net income                 $    618,000 $    176,000  $  1,532,000 $    531,000
                           ============ ============  ============ ============


Net income per
 share - basic             $       0.13 $       0.04  $       0.32 $       0.12
                           ============ ============  ============ ============



Weighted average common shares
 outstanding - basic          4,767,000    4,513,000     4,727,000    4,433,000
                           ============ ============  ============ ============


Net income per share -
 assuming dilution         $       0.11 $       0.04  $       0.28 $       0.12
                           ============ ============  ============ ============


Weighted average common
 shares outstanding -
 assuming dilution            5,882,000    4,833,000     5,891,000    4,589,000
                           ============ ============  ============ ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        1999           1998
                                                    -------------  ------------

Cash flows from operating activities:
  Net income                                        $   1,532,000  $    531,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Bad debt expense                                         (2,000)       27,000
  Depreciation and amortization                         1,685,000     1,386,000
  Loss on sale of property and equipment                    5,000        28,000
  Deferred income taxes                                  (332,000)       41,000
  Interest on long-term debt                              165,000       206,000
  Changes in assets and liabilities:
    Accounts receivable and unbilled services          (1,410,000)      774,000
    Prepaid expenses and other current assets             (93,000)    1,397,000
    Accounts payable                                      913,000       145,000
    Accrued medical claims                              1,273,000       610,000
    Risk pool payable                                    (136,000)     (898,000)
    Related party risk pool payable                       (35,000)       (3,000)
    Accrued compensation                                  453,000       571,000
    Accrued expenses                                     (379,000)     (196,000)
    Other assets                                         (195,000)     (164,000)
                                                     ------------  ------------
Net cash provided by operating activities               3,444,000     4,455,000
                                                     ------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                   (1,003,000)   (2,060,000)
  Proceeds from sale of property and equipment             55,000         7,000
  Purchase of short-term investments                   (1,645,000)      (10,000)
  Proceeds from maturity/sale of short-term
   investments                                            999,000         1,000
  Proceeds from related party notes receivable            121,000       275,000
  Proceeds from notes receivable                                -       315,000
  Sales (purchases) of assets securing
   performance bond                                     1,241,000       (57,000)
                                                     ------------  ------------
Net cash  used in investing activities                   (232,000)   (1,529,000)
                                                     ------------  ------------

Cash flows from financing activities:
  Net increase (decrease) in long-term debt              (155,000)     (121,000)
  Proceeds from common stock issuance                     198,000     1,013,000
                                                     ------------  ------------
Net cash provided by financing activities                  43,000       892,000
                                                     ------------  ------------

Net increase in cash and cash equivalents               3,255,000     3,818,000
Cash and cash equivalents, beginning of period         12,764,000     7,212,000
                                                     ------------  ------------
Cash and cash equivalents, end of period             $ 16,019,000  $ 11,030,000
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                          MANAGED CARE SOLUTIONS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
---------------------------

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Managed Care Solutions, Inc. ("MCS" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1998.

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

                                                          THREE MONTHS ENDED
                               --------------------------------------------------------------------
                                          FEBRUARY 28, 1999                FEBRUARY 28, 1998
                               ---------------------------------- ---------------------------------

                                  Income      Shares    Per Share    Income     Shares    Per Share
                               (Numerator)(Denominator)  AMOUNT   (Numerator)(Denominator)  AMOUNT


Net income per common share:
  Income available to
  common stockholders          $  618,000    4,767,000   $ 0.13   $  176,000    4,513,000   $ 0.04
Effect of dilutive securities:
  Stock options and warrants            -      258,000                     -      320,000
  Convertible notes                40,000      857,000                     -            -
                               ----------    ---------            ----------    ----------
Net income per common
 share,assuming dilution:
Income available to common
 stockholders and
 assumed conversions           $  658,000    5,882,000   $ 0.11   $  176,000    4,833,000   $ 0.04
                               ==========    =========   ======   ==========    =========   ======

                                                          NINE MONTHS ENDED
                               --------------------------------------------------------------------
                                          FEBRUARY 28, 1999                FEBRUARY 28, 1998
                               ---------------------------------- ---------------------------------

                                  Income      Shares    Per Share    Income     Shares    Per Share
                               (Numerator)(Denominator)  Amount   (Numerator)(Denominator)  Amount

Net income per common share:
  Income available to
  common stockholders          $ 1,532,000  4,727,000    $ 0.32   $  531,000    4,433,000   $ 0.12

Effect of dilutive securities:
  Stock options and warrants             -    307,000                      -      156,000
  Convertible notes                119,000    857,000                      -            -
                               -----------  ---------             ----------    ---------
Net income per common share,
 assuming dilution:
 Income available to common
  stockholders and assumed
  conversions                  $ 1,651,000  5,891,000    $ 0.28   $  531,000    4,589,000   $ 0.12
                               ===========  =========    ======   ==========    =========   ======

NOTE 3 - RESTRICTIONS ON FUND TRANSFERS
---------------------------------------

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, MCS. Net assets of subsidiaries (after inter-company eliminations) which, at February 28, 1999, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $10,099,000 at February 28, 1999, with deposit and reserve requirements (performance bonds) representing $2,553,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,546,000.

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

Information concerning operations by business segment follows:


                                            For the Three Months Ended February 28, 1999
                                           ----------------------------------------------

                                    Management     Long-Term Care       Acute Care
                                     Services     Health Services    Health Services      TOTALS
                                  -------------   ---------------    ---------------   ------------

Total revenues from
  reportable segments             $  11,084,000   $    7,713,000     $    4,381,000    $ 23,178,000
Intersegment revenues                (1,302,000)        (303,000)                 -      (1,605,000)
                                  -------------   --------------     --------------    ------------
  Total consolidated revenues     $   9,782,000   $    7,410,000     $    4,381,000    $ 21,573,000
                                  =============   ==============     ==============    ============

Interest income                   $      47,000   $      118,000     $       75,000    $    240,000
Intersegment interest income                  -           (6,000)                 -          (6,000)
Interest expense                        (97,000)               -                  -         (97,000)
Intersegment interest expense             6,000                -                  -           6,000
                                  -------------   --------------     --------------    ------------
  Net interest income (expense)   $     (44,000)  $      112,000     $       75,000    $    143,000
                                  =============   ==============     ==============    ============

Depreciation and amortization     $     543,000   $            -     $            -    $    543,000
                                  =============   ==============     ==============    ============

Segment income (loss)
  before taxes                    $     304,000   $      374,000     $     (171,000)   $    507,000
Income tax expense (benefit)            184,000          135,000           (430,000)       (111,000)
                                  -------------   --------------     --------------    ------------
  Net income                      $     120,000   $      239,000     $      259,000    $    618,000
                                  =============   ==============     ==============    ============
Expenditures for capital assets   $     378,000   $            -     $            -    $    378,000
                                  =============   ==============     ==============    ============

                                            For the Three Months Ended February 28, 1998
                                           ----------------------------------------------

                                    Management     Long-Term Care       Acute Care
                                     Services     Health Services    Health Services      TOTALS

                                -------------   ---------------    ---------------   ------------
Total revenues from
  reportable segments             $  8,026,000    $    6,651,000     $    3,749,000    $ 18,426,000
Intersegment revenues               (1,091,000)         (231,000)                 -      (1,322,000)
                                  ------------    --------------     --------------    ------------
  Total consolidated revenues     $  6,935,000    $    6,420,000     $   17,104,000    $  3,749,000
                                  ============    ==============     ==============    ============

Interest income                   $     44,000    $      107,000     $       81,000    $    232,000
Intersegment interest income                 -           (13,000)                 -         (13,000)
Interest expense                      (105,000)                -                  -        (105,000)
Intersegment interest expense           13,000                 -                  -          13,000
                                  ------------    --------------     --------------    ------------
  Net interest income (expense)   $    (48,000)   $       94,000     $       81,000    $    127,000
                                  ============    ==============     ==============    ============

Depreciation and amortization     $    499,000    $            -     $            -    $    499,000
                                  ============    ==============     ==============    ============

Segment income(loss)
  before taxes                    $     45,000    $      423,000     $     (170,000)   $    298,000
Income tax expense
  (benefit)                             18,000           171,000            (67,000)        122,000
                                  ------------    --------------     --------------    ------------
  Net income (loss)               $     27,000    $      252,000     $     (103,000)   $    176,000
Expenditures for capital assets   $    835,000    $            -     $            -    $    835,000
                                  ============    ==============     ==============    ============

                                            For the Nine Months Ended February 28, 1999
                                           ---------------------------------------------
                                   Management     Long-Term Care       Acute Care
                                     Services     Health Services    Health Services      TOTALS
                                  -------------   ---------------    ---------------   ------------

Total revenues from
  reportable segments             $ 31,573,000    $   22,029,000     $   12,369,000    $ 65,971,000
Intersegment revenues               (3,678,000)         (837,000)                 -      (4,515,000)
                                  ------------    --------------     --------------    ------------
  Total consolidated revenues     $ 27,895,000    $   21,192,000     $   12,369,000    $ 61,456,000
                                  ============    ==============     ==============    ============

Interest income                   $    132,000    $      357,000     $      255,000    $    744,000
Intersegment interest income                 -           (24,000)                 -         (24,000)
Interest expense                      (295,000)                -                  -        (295,000)
Intersegment interest expense           24,000                 -                  -          24,000
                                  ------------    --------------     --------------    ------------
  Net interest income (expense)   $   (139,000)   $      333,000     $      255,000    $    449,000
                                  ============    ==============     ==============    ============

Depreciation and amortization     $  1,685,000    $            -     $            -    $  1,685,000
                                  ============    ==============     ==============    ============

Segment income (loss)
  before taxes                    $    910,000    $    1,261,000     $     (201,000)   $  1,970,000
Income tax expense (benefit)           438,000           473,000           (473,000)        438,000
                                  ------------    --------------     --------------    ------------
  Net income                      $    472,000    $      788,000     $      272,000    $  1,532,000
                                  ============    ==============     ==============    ============

Expenditures for capital assets   $  1,003,000    $            -     $            -    $  1,003,000
                                  ============    ==============     ==============    ============

Segment total assets              $ 24,388,000    $   11,665,000     $    8,314,000    $ 44,367,000
Intersegment assets                 (8,337,000)         (402,000)          (105,000)     (8,844,000)
                                  ------------    --------------     --------------    ------------
  Total assets                    $ 16,051,000    $   11,263,000     $    8,209,000    $ 35,523,000
                                  ============    ==============     ==============    ============

                                            For the Nine Months Ended February 28, 1998
                                           ---------------------------------------------
                                   Management     Long-Term Care       Acute Care
                                    Services     Health Services     Health Services      TOTALS
                                  ------------   ---------------     ---------------   ------------

Total revenues from
  reportable segments             $ 21,814,000   $    19,304,000     $   10,761,000    $ 51,879,000
Intersegment revenues               (3,233,000)         (697,000)                 -      (3,930,000)
                                  ------------   ---------------     --------------    ------------
  Total consolidated revenues     $ 18,581,000   $    18,607,000     $   10,761,000    $ 47,949,000
                                  ============   ===============     ==============    ============

Interest income                   $    114,000   $       330,000     $      223,000    $    667,000
Intersegment interest income                 -           (44,000)                 -         (44,000)
Interest expense                      (329,000)                -                  -        (329,000)
Intersegment interest expense           44,000                 -                  -          44,000
                                  ------------   ---------------     --------------    ------------
  Net interest income (expense)   $   (171,000)  $       286,000     $      223,000    $    338,000
                                  ============   ===============     ==============    ============

Depreciation and amortization     $  1,386,000   $             -     $            -    $  1,386,000
                                  ============   ===============     ==============    ============

Segment income (loss)
  before taxes                    $   (418,000)  $     1,173,000     $       75,000    $    830,000
Income tax expense (benefit)          (208,000)          485,000             22,000         299,000
                                  ------------   ---------------     --------------    ------------
  Net income (loss)               $   (210,000)  $       688,000     $       53,000    $    531,000
                                  ============   ===============     ==============    ============

Expenditures for capital assets   $  2,060,000   $             -     $            -    $  2,060,000
                                  ============   ===============     ==============    ============

Segment total assets              $ 21,132,000   $     9,478,000     $    6,762,000    $ 37,372,000
Intersegment assets                 (6,859,000)         (705,000)            67,000      (7,497,000)
                                  ------------   ---------------     --------------    ------------
  Total assets                    $ 14,273,000   $     8,773,000     $    6,829,000    $ 29,875,000
                                  ============   ===============     ==============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Managed Care Solutions, Inc. ("MCS" or the "Company") is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. The Company's operations include a long-term care Arizona based health plan subsidiary, Ventana Health Systems ("Ventana"); an Arizona based primary and acute care health plan subsidiary, Arizona Health Concepts ("AHC"); management contracts pursuant to which the Company administers privately owned health plans and health maintenance organizations located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for an indigent population for the County of San Diego, California; a contractual arrangement with the State of Indiana Medicaid Agency and a subsidiary providing home healthcare and community worker services.

RESULTS OF OPERATIONS

Revenues for the three and nine-month periods ended February 28, 1999 increased $4,469,000 and $13,507,000 to $21,573,000 and $61,456,000, respectively, as compared to the comparable periods of the prior year.

For the three and nine-month periods ended February 28, 1999, revenues generated from fees for management of health plans not owned by the Company increased 41% and 50%, respectively, over the same periods of the previous year to $9,782,000 and $27,895,000. The increase is primarily due to the addition of two new plans, Lovelace Community Health Plan in New Mexico and Rio Grande HMO in Texas, during fiscal year 1998 and an increase in membership in the Community Choice Michigan plan during fiscal year 1999.

Aggregate capitation revenue received by Ventana and AHC increased $1,622,000 and $4,193,000 for the three and nine-month periods ended February 28, 1999, respectively, to $11,791,000 and $33,561,000. The increases are primarily due to an increase in capitation rates received by both plans in October 1998 from the State of Arizona and increase in membership of 141 and 500 for Ventana and AHC respectively, during the nine month period ended February 28, 1999.

Direct costs of operations increased $2,757,000 and $8,232,000 for the three and nine-month periods ended February 28, 1999, to $16,348,000 and $46,470,000 over the corresponding periods of the prior year. Direct costs of operations for the three and nine-month periods ended February 28, 1999 consisted of $5,938,000 and $17,207,000, respectively, related to fees generated from management of health plans not owned by the Company and $10,410,000 and $29,263,000, respectively, from operating expenses of Ventana and AHC.

The direct costs of operations to manage plans as a percentage of related revenue decreased from 65% for the three-month period ended February 28, 1998 to 61% for the three-month period ended February 28, 1999. The primary reasons for the decrease are an increase in membership and revenue received from the Community Choice Michigan health plan partially offset by incremental expenses incurred by the same health plan and $300,000 in additional revenue from Rio Grande HMO for fees related to financial performance of the health plan during calendar year 1998. For the nine-month period ended February 28, 1999, direct costs of operations to manage plans as a percentage of related revenue was 62% as compared to 69% for the comparable period of the prior year. The main reason for the decrease in costs incurred during the comparable period of the prior year for start up of additional plans in New Mexico and Texas, which became operational in July 1997 and January 1998, respectively.

Direct costs as a percentage of related revenue for the three and nine-month periods ended February 28, 1999 were 86% and 84%, respectively, for Ventana versus 84% for both periods during the comparable periods of the prior year.

Direct costs as a percentage of related revenue for the three and nine-month periods ended February 28, 1999 were 95% and 94%, respectively, for AHC. For the comparable periods of the prior year, direct costs for AHC were 98% and 92%, respectively. The reason for the decrease in the three-month period ended February 28, 1999 is due to high inpatient costs incurred during the three-months ended February 28, 1998. Direct cost of operations of AHC for the three-month period versus nine-month period ending are historically higher due to seasonally higher utilization of health care services during the winter months.

Marketing, sales and administrative expenses for the three and nine-month periods ended February 28, 1999 increased $1,519,000 and $4,246,000, to $4,861,000 and $13,465,000, respectively. The change is caused by increases in salary and related expenses as a result of growth in membership of plans owned and managed by the Company, coupled with infrastructure changes, including management reorganization and process redesign intended to improve operational efficiency and achieve strategic goals.

The effective income tax rate was 22% for the nine-month period ended February 28, 1999 and 36% for the comparable period of the prior fiscal year. The lower rate during the current fiscal year is caused by the reduction in valuation allowance of $397,000 against AHC's deferred tax assets. Net of the valuation allowance adjustment, the Company's effective tax rate was 42% primarily reflecting non-deductible goodwill amortization.

Net interest income for the three and nine-month periods February 28, 1999, was $143,000 and $449,000, respectively, versus $127,000 and $338,000 for the comparable periods of the prior year. Interest income is primarily related to investments held by Ventana and AHC partially offset by interest expense on the Company's outstanding convertible debt. The increase in net interest income is due to growth in the Company's invested funds as a result of improved cash flow.

Net income was $618,000 and $1,532,000 for the three and nine-month periods ended February 28, 1999, respectively, as compared to $176,000 and $531,000 for the same periods of the prior year. The primary reasons for the improved profitability are the addition of two management contracts in Texas and New Mexico, an increase in membership in the Community Choice Michigan plan managed by the Company and the recognition of $366,000 and $397,000 for the three and nine months ended February 28, 1999 respectively, in tax benefits resulting from the reduction of valuation allowances for AHC's deferred tax assets.

In March 1999, the Company acquired AdviNet, Inc., a wholly owned subsidiary of Beverly Enterprises, Inc. The cost of the acquisition was immaterial. AdviNet, Inc. is a provider of personalized elder care consultation, referral and care management assistance to seniors, their families and related caregivers.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended February 28, 1999, the Company's cash and cash equivalents increased $3,255,000 to $16,019,000. Operating activities generated $3,444,000 for the nine-month period ended February 28, 1999 versus $4,455,000 for the comparable period of the previous year. The change in fiscal year 1999 is caused by an increase in accounts receivable due to timing of management fees received from certain management contracts and an increase in prepaid expenses, partially offset by an increase in accounts payable and accrued medical claims. The primary reasons for cash generated during the nine-month period ended February 28, 1998 were a decrease in accounts receivable and the receipt of $1,700,000 in federal tax refunds.

Investing activities used $232,000 for the nine-month period ended February 28, 1999 versus $1,529,000 during the same nine-months of the prior year. During the nine-month period ended February 28, 1999, $999,000 was received upon maturity of a bond held by Ventana and $1,003,000 was used to purchase fixed assets for growth in operations and investments in new technology. $1,645,000 was used to increase short-term investments primarily due to the transition of approximately $1,241,000 in performance bond funds into short-term investments.

Financing activities generated $43,000 and $892,000 for the nine-month periods ended February 28, 1999 and 1998, respectively. Principal payments on long-term debt were the primary uses of funds during both periods offset by $198,000 of common stock issuance in accordance with stock option and employee stock purchase plans during the nine-month period ended February 28, 1999. The primary source of funds during the comparable period in fiscal year 1998 was $1,000,000 received for issuing 200,000 shares of the Company's Common Stock to Beverly Enterprises, Inc.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to MCS. Net assets of subsidiaries (after inter-company eliminations) which, at February 28, 1999, may not be transferred to MCS by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $10,099,000 at February 28, 1999, with deposit and reserve requirements (performance bonds) representing $2,553,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $7,546,000. Funds provided by Ventana to MCS under loan agreements totaled $253,000 at February 28, 1999. VHS provided these loans in the normal course of operations. All such agreements were pre-approved as required by the Arizona Health Care Cost Containment Administration.

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

The Company's operations are highly dependent on automated systems and systems applications. Currently, the Company utilizes an internally developed software ("MC1") to process claims and pay providers and considers the software critical to its operations. The current version of the MC1 software is based on Oracle v. 7.3.3.0.0, which was certified in writing by Oracle Corporation to be year 2000 compliant. The Company is also in the process of replacing MC1 with "Diamond 950 C/S" software application offered by Health Systems Design Corp. ("HSD"). HSD confirmed in writing that its software is year 2000 compliant. The Company plans to test hardware and software to assess these representations of Oracle Corporation, HSD and other vendors.

The Company also realizes that there are outside influences relative to its year 2000 efforts over which it has little or no control. The year 2000 committee has begun to communicate with State agencies to assess their year 2000 readiness. The Company has been notified by certain states that they may not address all of their year 2000 problems prior to December 31, 1999. The Company is unable to determine the effect, if any, that such problems may have on the Company. However, the Company will attempt to reduce the impact of other parties' failure to resolve year 2000 problems.

Based on the Company's analysis to date, year 2000 problems and costs are not expected to have a materially adverse effect on the Company's business, results of operations or financial condition. The Company has spent approximately $60,000 to date preparing and analyzing year 2000 issues. It anticipates year 2000 costs to reach approximately $250,000. There can be no assurances that the Company's current systems or those acquired in the future do not or will not contain undetected defects associated with year 2000 issues that may result in material costs to the Company. The Company is currently developing contingency plans to recover from any undetected defects and expects to have a plan in place by the end of August 1999.

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


PART II - OTHER INFORMATION

ITEM 5.   ANNUAL MEETING OF STOCKHOLDERS

The Company's next annual meeting of stockholders is currently scheduled for June 1999, and the Company expects to mail proxy materials to stockholders on or about April 30, 1999. Any proposals by stockholders intended to be presented at such annual meeting must be received by the Company in a reasonable time prior to such mailing date in order to be considered for inclusion in the Company's proxy materials. The Company will be entitled to exercise discretionary proxy authority with respect to any proposals presented by stockholders at that meeting unless the Company is notified of such proposals a reasonable time prior to such mailing date.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (27)  Financial data schedule.

          (b)  Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MANAGED CARE SOLUTIONS, INC.

                        By:   /S/ MICHAEL D. HERNANDEZ
                              ----------------------------------------
                              Michael D. Hernandez, Chairman and Chief
                              Executive Officer

                        By:   /S/ MICHAEL J. KENNEDY
                              ----------------------------------------
                              Michael J. Kennedy, Chief Financial Officer

                        Dated:      April 14 , 1999