Form 10-K
period 1999-05-31
LIFEMARK CORP /DE/
filed 1999-08-20
CIK 876625

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                               |X| ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 1999

                        COMMISSION FILE NUMBER 0-19393

                             LIFEMARK CORPORATION
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Based on the closing sale price of $3.13 on the Nasdaq National Market, as of August 16, 1999 the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $7,495,972.

As of August 16, 1999 the number of shares outstanding of the registrant's common stock, $.01 par value, was 4,808,068 shares.

Documents Incorporated by Reference. Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

Part I    Item 1.  Business..............................................   1

          Item 2.  Properties............................................   7

          Item 3.  Legal Proceedings.....................................   7

          Item 4.  Submission of Matters to a Vote of Security Holders...   7

Part II   Item 5.  Market for the Registrant's  Common Equity and Related
                   Stockholder Matters...................................   8

          Item 6.  Selected Financial Data...............................   9

          Item 7.  Management's  Discussion  and  Analysis  of  Financial
                   Condition and Results of Operations...................   9

          Item 7a. Quantitative  and   Qualitative   Disclosures    About
                   Market Risk...........................................  14

          Item 8.  Financial Statements and Supplementary Data...........  14

          Item 9.  Changes  In  and  Disagreements  with  Accountants  on
                   Accounting and Financial Disclosure...................  14

Part III  Item 10. Directors and Executive Officers......................  14

          Item 11. Executive Compensation................................  15

          Item 12. Security   Ownership   of  Certain  Beneficial  Owners
                   and Management........................................  15

          Item 13. Certain Relationships and Related Transactions........  15

Part IV   Item 14. Exhibits,   Financial   Statement    Schedules,    and
                   Reports on Form 8-K...................................  15

                                    PART I
ITEM 1.  BUSINESS

GENERAL

      Lifemark Corporation ("Lifemark" or the "Company"), formerly Managed Care Solutions, Inc., is in the business of developing and administering risk-based managed care plans and programs that serve Medicaid, Medicare, long-term care, and medically indigent populations. The Company's primary market niche is managing elderly and disabled persons in programs designed to integrate all medical and social services into one pre-paid health system. These programs differ from traditional Health Maintenance Organizations ("HMOs") in that long-term care services are included in the benefit plan; state Medicaid agencies are the primary customers; capitation rates are substantially higher per member per month; state Medicaid agencies usually mandate enrollment of large populations in the program; and risk assessment is more predictable since members' conditions are more chronic, as opposed to acute, in nature.

      The Company's operations are comprised of a long-term care Arizona-based health plan subsidiary, Ventana Health Systems ("Ventana"); an Arizona-based primary and acute care health plan subsidiary, Arizona Health Concepts ("AHC"); management contracts pursuant to which the Company administers privately owned HMOs and health plans located in Hawaii, Michigan, New Mexico, and Texas; the management of healthcare services for the indigent population for the County of San Diego; a contractual arrangement for enrollment, education, and quality monitoring with the State of Indiana's Medicaid Agency; elder care consultation and referral services; and, an in-home personal and homemaking services subsidiary, Community Health USA ("CHUSA").

HISTORY

      The Company, as it presently exists, is the result of a spin-off and subsequent merger transactions, which occurred on March 1, 1996. Prior to March 1, 1996, the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the Predecessor Corporation, other than those related to its managed care business, were transferred to a wholly owned subsidiary of the Predecessor Corporation, and all of the shares of that company were distributed (the "Distribution") on a share-for-share basis to stockholders of the Predecessor Corporation. Immediately after the Distribution, the Company, which then consisted only of the managed care business of the Predecessor Corporation, effected a one-for-three reverse stock split. Also on March 1, 1996, immediately after the reverse stock split, the Company acquired three Arizona corporations engaged in the managed care business through merger transactions (the "Mergers") pursuant to which each of the Arizona corporations (Managed Care Solutions, Inc., following the mergers referred to as Managed Care Solutions of Arizona, Inc. ("MCSAZ"), Ventana and AHC) became wholly owned subsidiaries of the Company, and the Company's name was changed to Managed Care Solutions, Inc. On July 12, 1999, the Company changed its name from Managed Care Solutions, Inc. to Lifemark Corporation.

      In 1983, the Predecessor Corporation was awarded a contract to provide administrative services to the San Diego County Medical Services' indigent health care program. The Company continues to provide services to the County of San Diego.

      Ventana was formed in 1988 by three rural physicians in Arizona, who later went on to form MCSAZ and AHC. Ventana is a health plan that provides managed institutional and home based health and long-term care services to the elderly indigent and the physically disabled in rural Arizona. These services are provided pursuant to a contract with the Arizona Health Care Cost Containment System's ("AHCCCS") Long Term Care System ("ALTCS"), in which federal, state, and county funding is paid to health care plans, like Ventana, on a pre-paid capitated basis, to care for eligible members. AHC was formed in 1992 by the three Arizona physicians who formed Ventana. AHC is a pre-paid health plan in the AHCCCS Acute Care Medicaid program.

      MCSAZ began operations in 1993 with the initial purpose of providing management for Ventana and AHC. In 1994, MCSAZ began consulting with a newly formed health plan in Hawaii known as AlohaCare. MCSAZ subsequently entered into a contract with the plan in which MCSAZ performs most of AlohaCare's health plan management services, including state mandated functions in managing the delivery of medical services to Hawaii's eligible indigent population, certain unemployed persons and part-time workers.

      In 1994, the Predecessor Corporation was awarded a multi-year contract by the State of Indiana to provide administrative services, including provider network development, member education and enrollment, public relations, and quality assurance, to Indiana's Primary Care Case Management ("PCCM") and Risk Based Managed Care programs.

      In December 1995, MCSAZ was awarded a contract to manage all aspects of Community Choice Michigan ("CCM"), a Michigan based HMO. CCM is a non-profit entity owned by a consortium of seventeen Michigan community health centers.
CCM operations began in August 1996.

      The Company formed CHUSA, a wholly owned subsidiary, in November 1996. CHUSA is a home and community based services organization that provides patients an alternative to an institutionalized setting and enables them to receive specialized non-clinical services, such as personal care, homemaking, respite, and companionship services within their home. CHUSA began providing these services to those individuals enrolled in Ventana and has since expanded its services to other clients throughout Arizona.

      In June 1997, the Company entered into an agreement to provide management services to Lovelace Health Systems ("Lovelace"), a New Mexico subsidiary of CIGNA Healthcare Corporation, to support its Medicaid managed care contract with the State of New Mexico's Human Services Department.

      Lifemark has an administrative services contract with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") to provide all management services for its STAR+PLUS operations. The program commenced operations in January 1998. Lifemark had assisted BCBSTX in the proposal submission in which BCBSTX was awarded a contract with the State of Texas.

      In March 1999, the Company acquired AdviNet, Inc. ("AdviNet"), a wholly owned subsidiary of Beverly Enterprises, Inc. AdviNet is a provider of personalized elder care consultation, referral and care management assistance to seniors, their families and related caregivers through large employer groups and long term care ("LTC") insurance policy holders. AdviNet also operates a national post acute extended care network.

DESCRIPTION OF PRODUCTS AND SERVICES

      The Company operates three business segments: management services, long-term care health services and acute care health services. For information relating to revenues, operating profit and identifiable assets attributable to the Company's business segments, see Note 15 to the Company's consolidated financial statements appearing elsewhere in this report.

MANAGEMENT SERVICES
-------------------

ADMINISTRATIVE SERVICES AND MANAGEMENT FOR HEALTH PLANS AND HMOS:

      COMMUNITY CHOICE MICHIGAN. CCM began operations as an HMO in August 1996 and currently has approximately 56,000 enrolled members. The Company has recently expanded the CCM provider network in several counties to accommodate members gained through the State of Michigan's competitive bid process for enrollment of Medicaid members in its statewide managed care program. CCM was the only HMO recommended for a statewide award through a competitive procurement process. CCM also signed an agreement in June 1998 with the State of Michigan to provide services to children under the MI CHILD insurance program.

      LOVELACE HEALTH SYSTEMS. The Company provides management services to Lovelace to support its Medicaid managed care contract with the State of New Mexico's Human Services Department. Lovelace was one of three organizations awarded a contract with the state to provide comprehensive managed health care services to Medicaid eligible recipients statewide. Lovelace's current membership is approximately 43,000.

      RIO GRANDE HMO. In March 1997, the Company entered into an administrative services agreement with RGHMO, a subsidiary of BCBSTX, to participate in the STAR+PLUS Program with the Texas Department of Human Services. The STAR+PLUS Program is a demonstration project in Harris County, Texas that provides comprehensive managed health care services to aged, blind and disabled Medicaid beneficiaries, including those needing long-term care services. RGHMO is one of three contractors in this program. RGHMO's STAR+PLUS operations began in January 1998, and current enrollment is approximately 20,000 members.

      ALOHACARE. During 1993 and 1994, Lifemark assisted this Hawaii nonprofit corporation in the development and implementation of a managed health plan. AlohaCare is governed by a Board of Directors that includes representatives from community health centers, hospitals and Lifemark. AlohaCare began providing services to Medicaid enrollees and certain part-time workers on August 1, 1994, with Lifemark as its full service management company. AlohaCare currently has approximately 30,000 members. AlohaCare's contract with the State of Hawaii has been renewed through July 2002. AlohaCare also offers dental care and behavioral health services. Current enrollment in AlohaCare's dental program is approximately 26,000 members.

      At the time the AlohaCare plan was formed, the AlohaCare Board of Directors had communicated to Lifemark their intention to manage the operations of AlohaCare in the future without the assistance of a full service management company, such as Lifemark. Recently, AlohaCare informed the Company that after expiration of the Company's agreement with AlohaCare, AlohaCare would administer its health plan. As a result, at present, the Company and AlohaCare are developing a one-year agreement, under which various functions currently performed by Lifemark will be transferred to AlohaCare at different times during the year. The parties intend the transition to be complete by July 31, 2000. Revenues generated from AlohaCare during fiscal year 1999 were approximately $5,566,000. During the term of the one-year agreement, currently under negotiations, the Company expects a potentially significant increase in such revenues.

GOVERNMENT PROGRAMS:

      COUNTY CONTRACTS. The Company is the administrative contractor for one of the first public/private partnerships in the nation to provide services to non-Medicaid indigent adults under a managed care model. The Company, under its contract with the County of San Diego, is responsible for San Diego County's Perinatal Care Network ("PCN") program, which provides telephone referral and care coordination services for low-income pregnant women, the California Healthcare Indigent Program ("CHIP") and Physicians' Emergency Services ("PES") program. In 1992, San Diego County added the Ryan White Comprehensive AIDS Resources Emergency ("CARE") Act program to the Predecessor Corporation's administrative contract. In 1990, the Predecessor Corporation also was awarded a contract with the City and County of San Francisco to reimburse hospitals and physicians for uncompensated health care under the state CHIP program.

      The Company's contract to provide administrative services for the County Indigent Healthcare Services program serving approximately 25,000 beneficiaries, assume additional responsibility for the County's Primary Care Services ("PCS") program, and continue its management of the CHIP, PES and the CARE Act Programs covers a three-year period with the two additional one-year extensions at the County of San Diego's option.

      STATE CONTRACT. The Company has a multi-year contract with the State of Indiana to provide various administrative services for the statewide managed care Medicaid program servicing pregnant women, children and low-income families. Responsibilities include provider network development for PCCM, member outreach, education and enrollment, statewide helpline development and maintenance, database development and management, and quality improvement activities for both PCCM and Risk Based Managed Care delivery systems. This contract also includes enrollment broker services, helpline management, and quality improvement activities for the newly implemented managed care Medicaid program for persons with disabilities and chronic illnesses. The Company competitively bid to renew the contract, and was awarded a contract in December 1997. The current contract with the State of Indiana is effective through December 1999, with two one-year extensions at the option of the State. The Company is in the final stages of amending its contract with the State due to substantial increase in program participants and activity levels than originally anticipated. The amendment, which is expected to be approved, would provide for potentially significant revenue increase above the current contract.

ELDER CARE CONSULTATION AND REFERRAL SERVICES:

      ADVINET. The Company's AdviNet subsidiary, acquired in March 1999, is a provider of personalized elder care consultation, referral and care management assistance to seniors, their families and related caregivers. Founded in 1995, AdviNet has developed and maintains a nationwide databank and coordinated network of approximately 100,000 long-term and post-acute care providers. AdviNet uses this comprehensive database, qualified case managers and other associates to provide its clients a single source for information and referral related to chronic medical or social conditions. The Company targets its services to the long-term care insurance market, employee assistance programs, group purchasers and private pay individuals.

CONSULTING CONTRACTS:

      Lifemark derives consulting revenues from pre-operational contracts with HMOs, proposal development in response to competitive bids, feasibility studies, HMO license acquisition, provider network development, managed LTC program consultation and management of other pre-implementation initiatives.

LONG-TERM CARE HEALTH SERVICES
------------------------------

      The Company has developed and implemented a managed long-term care health plan model, which is intended to control health care costs while improving access and coordination of services to enrolled members. The approach is based on optimizing the level of services available to enrollees, promoting independent living, frequent reassessments of health status, and involvement of enrollees in care decision making. Several of the Company's operating business units offer services targeted to populations that are referred to as frail, elderly, disabled or at risk for institutionalization.

HEALTH PLAN OPERATION:

      VENTANA HEALTH SYSTEMS. Ventana, a wholly owned subsidiary of the Company, is a long-term care ("LTC") Medicaid health plan in Arizona. LTC Medicaid recipients, defined as those persons "at risk for institutionalization in a nursing care facility," comprise only five to ten percent of Medicaid beneficiaries but account for an average of 35 percent of Medicaid's program expenditures. Arizona is the first and, to date, the only state to place all of its LTC Medicaid recipients in managed care organizations, beginning in 1989. Ventana is one of the first private health plans to operate in the country and offers services in seven Arizona counties under contract with ALTCS. In addition, Ventana is the largest private contractor providing such services under contract with ALTCS in Arizona. Using intensive case management and the development of home and community based services, Ventana has been able to successfully manage and contain costs of the elderly population (85 percent of the members of which are also enrolled in Medicare). Ventana currently has approximately 1,400 members, with a current capitation rate of approximately $1,900 per member per month. Ventana's contract with the State of Arizona to service seven counties will expire in September 2000.

      The State of Arizona is preparing to initiate an ALTCS competitive bid process that would provide Ventana with the opportunity to bid on the State's two largest counties, as well as other counties that Ventana had been unable to bid on in previous years. The contract for these additional counties is expected to begin in October 2000 and at present, has approximately 13,000 potential members eligible, primarily in Maricopa and Pima counties. Ventana has been focusing its efforts on developing a statewide provider network to prepare for the potential contract award.

      HOME  AND  COMMUNITY  BASED  SERVICES.   CHUSA  provides   individuals  an
alternative to an institutionalized setting and enables them to receive specialized non-clinical services in a home or community-based setting. Homemaking, personal care, respite, and companionship services are provided by trained caregivers. CHUSA provides services to members enrolled in Ventana and other public and private pay sources throughout Arizona. CHUSA expanded its services to private paying individuals in the southern region of Arizona in April 1998. CHUSA was awarded a statewide contract with the Arizona Department of Economic Security to provide in-home services to developmentally disabled recipients in July 1998, which will expire in June 2000.

ACUTE CARE HEALTH SERVICES
--------------------------

      ARIZONA HEALTH CONCEPTS. AHC is an acute care Medicaid health plan currently operating in two rural counties in northwest Arizona. AHC has been a contracted health plan in the Arizona Medicaid program since 1992. AHC is one of thirteen health plans participating in AHCCCS, the Arizona Medicaid program, which has utilized managed care organizations exclusively since its inception in 1982. Medicaid recipients served by AHC include those in the following categories: Temporary Assistance for Needy Families (TANF), formerly Aid to Families with Dependent Children (AFDC); Aged, Blind and Disabled; and the Medically Indigent/Medically Needy, which is comprised of an indigent population not eligible for federal Medicaid matching funds. AHC currently has approximately 9,000 members. AHC has a three-year contract through September 2000 with two one-year extensions at the option of AHCCCSA.

SIGNIFICANT CUSTOMERS; PERCENTAGE OF REVENUES

      In fiscal year 1999, revenues from management services accounted for approximately 46% of total revenues of which the State of Indiana represented 20%. Revenues in fiscal year 1999 earned by Ventana and AHC through the State of Arizona represented 54% of total revenues.

RECURRING REVENUE

      Lifemark's recurring revenue (defined as revenue generated pursuant to a multi-year contract or pursuant to an ongoing contract whose nature contemplates continued renewals) for the three fiscal years ended May 31, 1999, 1998 and 1997, was $79,582,000, $65,548,000 and $60,451,000, respectively, or 93%, 99%
and 95% of total revenues, respectively.

COMPETITION

      The competitive forces in the marketplace serving Medicaid, indigent and long-term care populations are changing rapidly. A number of established, large commercial HMOs are currently serving or entering the market. Several smaller, regional, publicly traded HMOs are also moving into this market segment. Additionally, there is an emergence of several small companies focusing specifically on Medicaid managed care business. Typically, each state initiating a Medicaid managed care program will draw a diverse group of competitors, including local provider consortiums and managed care organizations with a presence in the particular market. While the Company believes that few companies possess the experience or expertise that Lifemark holds in the managed long-term care market, others are expected to move into the marketplace.

      The movement of nearly every state Medicaid program in the country away from traditional fee-for-service insurance programs to managed care has severely threatened the traditional third party administrator and state/government contractor companies who stand to lose significant business to managed care companies. This structural shift will force current and new contractors to adapt themselves to the managed care environment by expanding into the types of businesses conducted by the Company, thereby providing additional competition in those markets.

      These changes are also likely to accelerate the creation of provider- based delivery systems consisting of providers who traditionally have served the Medicaid population through fee-for-service programs. As the movement to managed care continues in the provider community, a large number of physician practices and groups have turned to management organizations to assist with their business functions. These management organizations will likely enter the Medicaid managed care niche. All of the foregoing entities, some of which are separately discussed below, will compete to varying degrees with the services offered by Lifemark, and many of them have much greater financial and other resources than Lifemark.

      HMOS AND INSURANCE COMPANIES. HMOs and insurance companies that now have a significant presence in the states targeted by Lifemark are expected to be strong competitors. These entities may currently be processing claims for the State Medicaid Agency or Medicare as a third-party administrator, and in some cases, may already be participating in regionalized Medicaid or Medicare managed care programs. HMO and insurance entities expected to expand or emerge in the Medicaid industry include United Health Care, Humana, Blue Cross plans, Pacificare, Amerigroup, and other HMO companies seeking an expanded presence. HMOs and insurance companies have the requisite capital, underwriting expertise, and provider networks to develop and implement a Medicaid/Medicare health plan.

      PROVIDER SERVICE ORGANIZATIONS. Physician organizations often collaborate with a strong hospital partner to form managed care entities. Both hospitals and physicians wish to increase their prospective patient base and to protect their existing market positions. Physician organizations are attractive partners for hospitals due to their strength in the provider network area, influence on contractual issues, and ongoing relationships and experience with managed care entities.

      MANAGEMENT COMPANIES. A variety of management and third party administrator companies have emerged and are expected to continue to emerge to compete with Lifemark to administer Medicaid and Medicare health plans established by provider organizations. Although Lifemark is currently one of only a few companies to have succeeded in multiple states in which all the state's acute care and long-term care Medicaid recipients are placed in managed care plans, several other companies have had success in states where some managed care experimentation and development has occurred.

      CARE MANAGEMENT COMPANIES. There are a significant number of companies whose market niche is the intense focus on certain high volume and/or high cost diseases, and developing expertise in the management of these populations. Organizations with the ability to accurately identify these individuals, design and deliver appropriate care management interventions, and provide improved outcomes has grown significantly in the marketplace. Examples include programs targeting congestive heart failure, asthma, diabetes and other chronic illnesses. These programs are marketed to large HMOs as a carve-out service for the HMOs' most ailing population on a shared risk, percent of savings or other contractual basis.

      Lifemark believes that the principal factors affecting competition in all of its lines of business are customer service, performance track record, employee expertise, competitive pricing and corporate reputation. Lifemark believes that it competes favorably in these areas.

EMPLOYEES

      On May 31, 1999, the Company employed 619 persons on a full-time basis and approximately 193 on a part-time basis. Substantially all of the part-time employees were in direct health care operations of CHUSA. None of the Company's employees is represented by a union.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the executive officers of the Company is set forth below:

       NAME                            AGE     POSITION(S) HELD
       ----                            ---     ----------------

       Rhonda E. Brede                  42     President,     Chief    Operating
                                               Officer and Director

       Michael J. Kennedy               43     Vice  President,  Chief Financial
                                               Officer,  Treasurer and Assistant
                                               Secretary

      Rhonda E. Brede, age 42, has been President, Chief Operating Officer and Director of the Company since July 1999. She also has been the Chief Executive Officer of Ventana and AHC since 1998. She was a Senior Vice President of the Company from 1996 through 1999. She was the Executive Director for Ventana from 1993 through 1996. From 1989 through 1993, she held several positions with Ventana.

      Michael J. Kennedy, age 43, has been Chief Financial Officer since April 1996. He was Vice President and Treasurer of In Home Health, Inc. from 1993 to 1996, Vice President and Controller of In Home Health, Inc. from 1991 to 1993, and Controller from 1989 to 1991. From 1978 to 1989, he was with Deloitte and Touche as a Certified Public Accountant.

ITEM 2.  PROPERTIES

      The Company's executive offices are located in Phoenix, Arizona, in approximately 45,000 square feet of leased space. The Company leases 21 other offices in various locations in Arizona, California, Hawaii, Indiana, Michigan, New Mexico, Texas and Arkansas. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at competitive rates.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held June 2, 1999:

DESCRIPTION OF MATTER               VOTES CAST FOR       AUTHORITY WITHHELD
---------------------               --------------       ------------------

ELECTION OF DIRECTORS

Michael D. Hernandez                  4,338,475                40,946
Richard C. Jelinek                    4,178,638               200,783
William G. Brown                      4,364,974                14,447
Risa Lavizzo-Mourey                   4,366,074                13,347
Henry H. Kaldenbaugh                  4,366,074                13,347
John G. Lingenfelter                  4,366,074                13,347
Rogers K. Coleman                     4,366,074                13,347

                                                VOTES         VOTES                      NOT
                                               CAST FOR    CAST AGAINST    ABSTAIN      VOTED
                                               --------    ------------    --------     -----

Approval of the 1998 CEO Stock Option Plan    3,199,262      378,570        2,272     799,317

Adoption of the Amendment to the Company's
   Certificate of Incorporation Changing the
   Company's Name                             4,375,596        3,750           75           -

                                   PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

      The Company's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the Nasdaq National Market under the symbol "LMRK". As of July 31, 1999, there were approximately 359 record holders of the common stock.

      The high and low closing sale prices for the common stock as reported by the Nasdaq National Market during fiscal years 1999 and 1998 are set forth below.

                                                  HIGH       LOW
                                                  ----       ---

            Fiscal Year 1998

              First Quarter                     $ 4.56      $ 3.13
              Second Quarter                      4.00        2.63
              Third Quarter                       7.63        2.50
              Fourth Quarter                      9.00        6.13

            Fiscal Year 1999

              First Quarter                     $ 8.00      $ 3.38
              Second Quarter                      5.88        3.88
              Third Quarter                       6.00        4.00
              Fourth Quarter                      5.00        3.38

      These prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. The Company did not pay any dividends in fiscal years 1999 or 1998. The Company intends to reinvest any earnings in continued expansion and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA
----------------------------

                                                                      YEAR ENDED MAY 31,
                                                         -------------------------------------------
                                                         1999      1998      1997      1996     1995
                                                         ----      ----      ----      ----     ----

Revenues                                               $85,392   $65,994   $63,790   $23,192  $ 6,190
Operating income (loss)                                  2,066       818    (1,582)   (2,799)     721
Income (loss) from continuing operations                 1,953       832      (911)   (2,214)     461
Income (loss) from continuing operations per share -
  basic                                                   0.41      0.19     (0.21)    (0.82)    0.22
Income (loss) from continuing operations per share -
  assuming dilution                                       0.36      0.18     (0.21)    (0.82)    0.21
Cash dividends per share                                     -         -         -      0.14     0.43
Weighted average common shares outstanding               4,737     4,476     4,365     2,702    2,136
Weighted average common and common
  equivalent shares outstanding                          5,867     5,639     4,365     2,702    2,235

BALANCE SHEET DATA
------------------

                                                                            MAY 31,
                                                         --------------------------------------------
                                                         1999      1998      1997      1996      1995
                                                         ----      ----      ----      ----      ----

Working capital (deficit)                              $ 7,163   $ 4,972   $ 2,811   $(2,350) $ 6,625
Total assets                                            34,820    31,723    28,017    27,816    6,911
Long-term debt, excluding current portion                3,651     3,961     3,710       516        -
Stockholders' equity                                    15,903    13,503    11,470    12,194    6,778

  Fiscal year 1995 amounts have been restated on a continuing operations basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.

                                          PERCENT OF REVENUES               PERCENT CHANGE
                                          -------------------               --------------

                                       1999       1998       1997     1998 TO 1999   1997 TO 1998
                                       ----       ----       ----     ------------   ------------

Revenues                              100.0%     100.0%     100.0%       29.4%           3.5%
                                      ------     ------     ------
Direct cost of operations              75.2       79.6       80.2        22.4            2.6
Marketing, sales and administration    22.4       19.2       22.3        50.6          (10.7)
                                      ------     ------     ------
  Total costs and expenses             97.6       98.8      102.5        27.9           (0.3)
                                      ------     ------     ------
Operating income (loss)                 2.4        1.2       (2.5)      152.6          151.7

      Consolidated revenues increased 29% and 4% to $85,392,000 and $65,994,000 for fiscal years 1999 and 1998, respectively. Direct cost of operations increased 22% and 3% to $64,239,000 and $52,500,000 in fiscal years 1999 and 1998, respectively. The direct cost of operations as a percentage of revenue was 75%, 80% and 80% in fiscal years 1999, 1998 and 1997, respectively. The increase in both revenues and direct costs in fiscal year 1999 was due to growth in enrollment in certain plans covered by management contracts, coupled with growth in membership of Ventana and AHC. The increase in revenues and direct costs for fiscal year 1998 was attributable to the addition of the Rio Grande HMO and Lovelace contracts as well as growth in membership in two health plans managed by Lifemark, Community Choice Michigan and AlohaCare.

      MANAGEMENT SERVICES. Revenues for fiscal years 1999, 1998 and 1997 included $39,123,000, $26,638,000 and $20,142,000, respectively, from fees received for management services of health plans and programs. The increase in fiscal year 1999 was primarily due to a complete year of enrollment in the Rio Grande HMO coupled with significant increases in membership in the Community Choice Michigan and Lovelace health plans. Average membership in fiscal years 1999 and 1998 in the Community Choice Michigan and Lovelace health plans increased 114% and 86%, respectively, over the previous year. The growth in management services revenue generated during fiscal year 1998 was the result of the addition of the Rio Grande HMO and Lovelace contracts as well as membership growth in the Community Choice Michigan and AlohaCare contracts.

      Direct cost of operations for fiscal years 1999, 1998 and 1997 included $24,031,000, $18,443,000 and $13,722,000, respectively, related to fees generated from management services of health plans and programs. The direct cost of operations for management services as a percentage of related revenue was 61%, 69% and 68% in fiscal years 1999, 1998 and 1997, respectively. The decrease in fiscal year 1999 was the result of the recognition of performance incentive revenue of $600,000 from Rio Grande HMO and $264,000 in profit sharing revenue from AlohaCare. In addition, fiscal year 1999 included a complete year of enrollment in the Rio Grande HMO and Lovelace plans, which have relatively lower expenses as a percentage of related revenue. Direct costs of operations for management services as a percentage of related revenue, remained relatively constant from 1997 to 1998.

      At the time the AlohaCare plan was formed, the AlohaCare Board of Directors had communicated to Lifemark their intention to manage the operations of AlohaCare in the future without the assistance of a full service management company, such as Lifemark. Recently, AlohaCare informed the Company that after expiration of the Company's agreement with AlohaCare, AlohaCare would administer its health plan. As a result, at present, the Company and AlohaCare are developing a one-year agreement, under which various functions currently performed by Lifemark are planned to be transitioned to AlohaCare at different times during the year. The intent of the parties is to transition all services provided by Lifemark to AlohaCare by July 31, 2000. During fiscal year 1999, the Company recorded $5,566,000 in revenues pursuant to the AlohaCare contract. During the term of the one-year agreement, currently under negotiations, the Company expects a potentially significant increase in such revenues.

      The Company is in the final stages of amending its contract with the State of Indiana due to substantial increase in program participants and activity levels than originally anticipated. The amendment, which is expected to be approved, would provide for potentially significant revenue increase above the current contract.

      LONG-TERM CARE HEALTH SERVICES. Long-term care health services, which consist of operations of Ventana and CHUSA, generated revenues of $28,769,000, $24,843,000 and $24,768,000 for fiscal years 1999, 1998 and 1997, respectively.
The increase in all fiscal years was primarily due to continual increases in membership along with an increase in the capitation rate received from the State of Arizona during fiscal year 1999.

      Direct cost of operations related to long-term care health services was $23,825,000, $20,870,000 and $20,573,000 for fiscal years 1999, 1998 and 1997, respectively. The increase in all fiscal years was due to an increase in membership. The direct costs of long-term care health services as a percentage of revenue for fiscal years 1999, 1998 and 1997 remained relatively constant at 83%, 84% and 83%, respectively.

      The State of Arizona is preparing to initiate an ALTCS competitive bid process that would provide Ventana with the opportunity to bid on the State's two largest counties, as well as other counties that Ventana had been unable to bid on in previous years. The contract for these additional counties is expected to begin in October 2000 and at present, there are approximately 13,000 potential members eligible, primarily in Maricopa and Pima counties. Capitation rates for the expansion counties are expected to be similar or higher than Ventana's current capitation rates. Ventana has been focusing its efforts on developing a statewide provider network to prepare for the potential contract award.

      ACUTE CARE HEALTH SERVICES. Acute care health services, which consists of the operations of AHC, generated revenues of $17,500,000, $14,513,000 and $18,880,000 for fiscal years 1999, 1998 and 1997, respectively. The increase in fiscal year 1999 was due to an increase in membership and an increase in the capitation rates received from the State. The decrease in fiscal year 1998 was primarily due to the transition of AHC members in Maricopa County to a different plan participating in the AHCCCS program.

      Direct cost of operations of acute care health services was $16,383,000, $13,187,000 and $16,889,000 for fiscal year 1999, 1998 and 1997, respectively.
The increase in fiscal year 1999 was the result of an increase in average membership. The decrease in fiscal year 1998 was due to the transition of AHC members in Maricopa County to a different plan participating in the AHCCCS program. The direct costs of acute care health services as a percentage of related revenue for fiscal years 1999, 1998 and 1997 were 94%, 91% and 89%, respectively. The reasons for the increase in AHC's direct costs from 1998 to 1999 was due to increases in inpatient utilization of health care services by AHC members over the previous years.

      MARKETING, SALES AND ADMINISTRATION. Marketing, sales and administrative expenses as a percentage of related revenue increased to 22% in fiscal year 1999 from 19% in fiscal year 1998. The increase was primarily due to additional expenses related to management reorganization and process redesign intended to improve the quality and cost effectiveness of the Company's service delivery systems. Marketing, sales and administrative expenses as a percentage of related revenue for fiscal year 1997 were 22%. The decrease from fiscal year 1997 to fiscal year 1998 was the result of the termination of unprofitable contracts during the second quarter of fiscal year 1997 and an effort to reduce administrative costs.

      INTEREST INCOME. Interest income for fiscal years 1999, 1998 and 1997 was $957,000, $856,000 and $574,000, respectively. The increases primarily relate to increased levels of cash and investments held by the Company.

      INTEREST EXPENSE. Interest expense of $365,000, $377,000 and $317,000 during fiscal years 1999, 1998 and 1997, respectively, is primarily attributable to outstanding secured convertible notes in an aggregate principal amount of $3,300,000. These notes were issued by the Company in October 1996.

      INCOME TAXES. The income tax expense was $705,000 and $465,000 for fiscal years 1999 and 1998, respectively. The effective tax rates for fiscal years 1999 and 1998 of 27% and 36%, respectively, are the result of the reduction in the deferred tax asset valuation allowance partially offset by amortization of non-deductible expenses. The income tax benefit during fiscal year 1997 was $414,000 and was primarily a result of a reduction in the deferred tax asset valuation allowance based on the Company's assessment of the realizability of deferred tax assets. See Note 10 to Consolidated Financial Statements for additional information.

      NET INCOME.  Net income (loss) was $1,953,000,  $832,000 and ($911,000) in fiscal years 1999, 1998 and 1997, respectively. The increase in net income for fiscal year 1999 is primarily due to a complete year of the contract with Rio Grande HMO and significant increases in membership in the Community Choice Michigan and Lovelace contracts. The increase in profitability for fiscal year 1998 can be attributed principally to the termination of unprofitable contracts during fiscal year 1997, the addition of the management contract with Lovelace and efforts to reduce administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  cash  and  cash   equivalents   increased   $1,028,000  to
$13,792,000,   and   $5,552,000  to  $12,764,000  at  May  31,  1999  and  1998,
respectively. Restricted cash increased $706,000 to $9,713,000 at May 31, 1999 and $3,703,000 to $9,007,000 at May 31, 1998. Operating activities generated $1,360,000 and $6,560,000 during fiscal years 1999 and 1998 respectively. Operating activities used $14,000 during fiscal year 1997. The change from fiscal year 1998 to fiscal year 1999 is primarily a result of an increase in accounts receivable due to the recognition of $864,000 in performance incentives due from Rio Grande HMO and AlohaCare, coupled with an increase in receivables due to Ventana and AHC. AHC's receivables increased approximately $925,000 due to an increase in reinsurance receivables and recognition of a retroactive capitation rate adjustment by AHCCCS. Ventana's accounts receivable increased approximately $338,000, also primarily related to reinsurance receivables. In addition, there was an increase in prepaid expenses and a decrease in other accrued expenses, offset by an increase in income from operations. The primary reasons for the change from fiscal year 1997 to fiscal year 1998 were the income from operations, decrease in risk pool receivables and a decrease in prepaid expenses.

      Investing activities used $687,000 and $2,002,000 in fiscal years 1999 and 1998, respectively, and generated $2,326,000 in fiscal year 1997. The primary use of funds during fiscal year 1999 was the purchase of property and equipment of $1,577,000 and the increase in assets securing performance bonds of $409,000 offset by a decrease in short-term investments of $1,009,000. The primary use of funds during fiscal year 1998 was the purchase of fixed assets. During fiscal year 1997, sources of cash included net proceeds from short-term investments of $1,497,000 and payments received on notes receivable of $1,959,000. During fiscal years 1999, 1998 and 1997 funds were used to purchase $1,577,000, $2,509,000 and $1,768,000, respectively, of property and equipment for expansion of operations, as well as to update and upgrade computer systems and software.

      Financing activities generated $355,000, $994,000 and $1,096,000 during fiscal years 1999, 1998 and 1997, respectively. The principal source of funds in fiscal year 1999 was the issuance of common stock through the stock option and employee stock purchase plans, along with borrowings under an interim funding agreement with Wells Fargo Bank, for the purchase and implementation of software necessary to improve operational efficiencies. The primary source of funds in fiscal year 1998 was the sale of 200,000 shares of common stock at $5.00 per share to Beverly Enterprises, Inc. Long-term debt issued in fiscal year 1997 was the principal source of funds in that year.

      On October 2, 1996, the Company signed an agreement with BCBSTX whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan and received a warrant to purchase 100,000 shares of the Company's common stock. The note bears interest at a rate of 8% per annum. Interest is payable at the end of the initial three year term and, thereafter, at the end of each annual extension. Principal is due on September 30, 1999; however, the agreement provides for two automatic one-year extensions subject to customary default provisions. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share.

      In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Chairman of the Board of the Company, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of the Company's common stock. The interest rate, term, conversion price and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly. During fiscal year 1999, neither BCBSTX nor the Brown GST Trust exercised their option to convert the loan into Company common stock.

      Ventana and AHC are subject to state regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Lifemark's proportionate share of net assets (after inter-company eliminations) which, at May 31, 1999 and 1998, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as
"Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $10,378,000 and $9,339,000 at May 31, 1999 and 1998, respectively, with deposit and reserve requirements (performance bonds) representing $4,203,000 and $3,794,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,175,000 and $5,545,000, respectively. In 1994, Ventana provided funds to the Company under two separate loans. The total principal outstanding under these loans at May 31, 1999 was $166,000. All such loan agreements were pre-approved as required by AHCCCSA.

      The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 2000.

YEAR 2000 ISSUES

      Many existing computer systems may not recognize and process dates after December 31, 1999. Therefore, certain hardware and software, including that utilized by the Company, may have to be modified and/or reprogrammed to properly function in the year 2000 and beyond. The Company's year 2000 committee has assessed all internal-use hardware, software, non-information systems equipment, procedures and business processes. An inventory of the Company's hardware and software has been obtained. There were several computer systems that did not properly recognize the year 2000. Therefore, the Company has replaced several older critical systems and plans to modify the remaining systems prior to December 31, 1999. The year 2000 committee continues to research year 2000 issues with vendors, clients and state agencies.

      The Company's operations continue to rely on automated systems and systems applications. The internally developed software ("MC1") used to process claims and pay providers is in the final stages of testing. To date, the Company has certified the MC1 system for three health plans as year 2000 compliant.
Furthermore, the Company has tested its hardware and is in the process of testing software to assess the representations of Oracle Corporation and other vendors, who claim their hardware and software to be year 2000 compliant.

      The Company realizes there are outside influences relative to its year 2000 efforts, over which it has little or no control. The year 2000 committee continues to communicate with State agencies to assess their year 2000 readiness. The Company has been notified by certain states that they may not assess all of their year 2000 problems prior to December 31, 1999. The Company is unable to determine the effect, if any, that such problems may have on the Company. However, the Company will attempt to minimize the impact of other parties' failure to resolve year 2000 problems.

      The Company has spent approximately $79,000 to date preparing and analyzing year 2000 issues. It anticipates year 2000 costs to reach approximately $250,000. There can be no assurances that the Company's current systems or those acquired in the future do not or will not contain undetected defects associated with year 2000 issues that may result in material costs to the Company.

      The Company is currently in the process of developing a contingency plan to address issues that may arise due to the lack of systems being year 2000 compliant. The contingency plan encompasses the Company's year 2000 efforts and will contain general procedures to deal with year 2000 problems.

      Although the Company expects its critical systems to be compliant by year-end, there is no guarantee that these results will be achieved. A worst case scenario might include one or more of the Company's systems being non-compliant. Such an event could result in a material disruption to the Company's operations.

IMPACT OF INFLATION

      To date, the rate of inflation has not had a material impact on the Company's results of operations.

FORWARD-LOOKING INFORMATION

      This report contains both historical and forward-looking information. Forward-looking statements include, but are not limited to, discussion of the Company's strategic goals, new contracts, possible expansion of existing plans, expected increase in certain expenses, and cash flow. These statements speak of the Company's plans, goals or expectations and refer to estimates. The
forward-looking   statements  may  be   significantly   impacted  by  risks  and
uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation; changes in reimbursement system trends, the ability of care providers (including physician practice management groups) to comply with current contract terms; and renewal of the Company's contracts with various state and other governmental entities. Such factors also include the effects of other general business conditions, including but not limited to, government regulation, competition and general economic conditions. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets and liabilities including cash and cash equivalents, short-term investments and long-term debt. The Company does not expect changes in interest rates to have a significant effect on the Company's operations, cash flow or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is attached as referenced under item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      Information required under this Item with respect to directors will be contained in the section entitled "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement, which are incorporated herein by reference.

      Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      Information required under this item will be contained in the section entitled "Compensation and Other Information" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this item will be contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this item will be contained in the section entitled "Compensation--Employment Agreements" and "Compensation and Stock Option Committee Interlocks and Insider Participation" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Documents Filed as Part of this Report

      The Consolidated Financial Statements and Schedules filed with this Form 10-K are listed below with their location in this report and are included in Item 8 above.

      1. Financial Statements
                                                                      PAGE
                                                                      ----

      Report of Independent Accountants............................    20
      Consolidated Balance Sheet...................................    21
      Consolidated Statement of Operations.........................    22
      Consolidated Statement of Changes In Stockholders' Equity....    23
      Consolidated Statement of Cash Flows.........................    24
      Notes to Consolidated Financial Statements...................    25

      2. Financial Statement Schedules
                                                                      PAGE
                                                                      ----

      Schedule I. Condensed Financial Information of the Registrant    40
      Schedule II. Valuation and Qualifying Accounts...............    44

      All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or notes thereto.

      (b)   Exhibits

      EXHIBIT NO. DESCRIPTION
      ----------- -----------

      2.1 Agreement and Plan of Merger by and among Ventana Health Systems, Inc., Arizona Health Concepts, Inc., Managed Care Solutions, Inc., VHS Managed Care Merger Sub, Inc., AHC Managed Care Merger Sub, Inc., MCS Managed Care Merger Sub, Inc. and the registrant (1)
      3.1         (a)   Conformed   Certificate   of   Incorporation    of   the
                        registrant, as amended (2)
                  (b)   Conformed  Certificate  of   Ownership  and   Merger  of
                        Lifemark Incorporated into Managed Care Solutions, Inc.
      3.2         Restated Bylaws (3)
     10.1 Administrative Services Agreement between the registrant and the County of San Diego, California (4)
     10.2         (a)   Contract  between  Ventana  Health  Systems  and Arizona
                        Health Care Cost Containment System (5)
                  (b)   Contract  Amendment 1  to  the contract  between Ventana
                        Health Systems  and  Arizona    Health     Care     Cost
                        Containment System (6)
                  (c)   Solicitation Amendment 1 between Ventana  Health Systems
                        and Arizona Health Care Cost Containment System (7)
                  (d)   Solicitation  Amendment  2  to contract  between Ventana
                        Health  Systems  and Arizona    Health     Care     Cost
                        Containment System (8)
                  (e)   Solicitation  Amendment  3  to contract  between Ventana
                        Health  Systems  and Arizona    Health     Care     Cost
                        Containment System (9)
     10.3 Administrative contract between Arizona Health Concepts, Inc. and Arizona Health Care Cost Containment System (10)
     10.4         Agreement   between   the   registrant   and   the   State  of
                  Indiana (11)
     10.5         (a)   Administrative Services contract between registrant  and
                        Community Choice Michigan (12)
                  (b)   First  Amendment  to  Administrative  Services  contract
                        between registrant and Community Choice Michigan (13)
                  (c)   Second  Amendment to  Administrative  Services  contract
                        between registrant and Community Choice Michigan (14)
     10.6         (a)   Administrative Services Agreement between registrant and
                        Rio Grande HMO,  Inc. (a  subsidiary of Blue Cross  Blue
                        Shield of Texas, Inc.) (15)
                  (b)   Amendment to  Administrative  Services Agreement between
                        registrant and Rio  Grande  HMO, Inc. (a  subsidiary  of
                        Blue Cross Blue Shield of Texas,  Inc.) (16)
     10.7         (a)   Administrative  Services  Agreement  between  registrant
                        and Lovelace Community Health Systems, Inc. (17)
                  (b)   Amendment  to  the   Administrative  Services  Agreement
                        between  the  registrant  and  Lovelace  Health  Systems
                        Inc. (18)
     10.8 Loan Agreement between the registrant and Blue Cross Blue Shield of Texas, Inc. (19)
     10.9 Loan Agreement between the registrant and William Gardner Brown Trust (20)
     10.10        (a)   Lease  Agreement  between  registrant and  Pivotal Simon
                        Office XVI, LLC (21)
                  (b)   First  Amendment to Lease Agreement  between  registrant
                        and Pivotal Simon Office XVI, LLC (22)
                  (c)   Amended  and  Restated   Second   Amendment   to   Lease
                        Agreement between  registrant and Pivotal  Simon  Office
                        XVI, LLC (23)
     10.11        Employment  Agreement  between  the  registrant  and  James A.
                  Burns* (24)
     10.12        Employment  Agreement  between the  registrant  and Michael D.
                  Hernandez* (25)
     10.13        (a)   Administrative Services Agreement between registrant and
                        AlohaCare (26)
                  (b)   Second  Amendment  to  contract  between  registrant and
                        AlohaCare (27)
                  (c)   Fourth  Amendment  to  contract  between  registrant and
                        AlohaCare (28)

     10.14        Contract  between  registrant and  State of California Managed
                  Risk Medical Insurance Board (29)
     10.15        Form  of  Indemnification   Contract  between  the  registrant
                  and  its officers and directors* (30)
     10.16        Purchase   Agreement   between   the   registrant  and Beverly
                  Enterprises, Inc. (31)
     10.17        The Company's  1996 Stock Option Plan* (32)
     10.18        The Company's 1995 Stock Option Plan, as amended* (33)
     10.19        The Company's 1995  Directors'  Stock Option Plan* (34)
     10.20        The Company's  1996  Non-Employee  Director Stock Option Plan*
                  (35)
     10.21        The Company's 1998 CEO Stock Option Plan* (36)
     10.22        (a)   The Company's Employee Stock Purchase Plan* (37)
                  (b)   Amendment to  the  registrant's  Employee Stock Purchase
                        Plan* (38)
     21           Subsidiaries of the registrant
     23           Consent of Independent Accountants
     27           Financial Data Schedule

*     Indicates   exhibits   which   constitute    management   contracts   or
      compensatory plans or agreements.

(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.
(2) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(3) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(4) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(5) Incorporated by reference to Exhibit 10.9(a) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(6) Incorporated by reference to Exhibit 10.9(a)(1) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(7) Incorporated by reference to Exhibit 10.9(a)(2) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(8) Incorporated by reference to Exhibit 10.9(a)(3) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(9) Incorporated by reference to Exhibit 10.9(a)(4) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(10) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(11) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(12) Incorporated by reference to Exhibit 10.12(a) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(13) Incorporated by reference to Exhibit 10.12(a)(1) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(14) Incorporated by reference to Exhibit 10.12(a)(2) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(15) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(16) Incorporated by reference to Exhibit 10.6(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(17) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(18) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.

(19) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(20) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(21) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(22) Incorporated by reference to Exhibit 10.10(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(23) Incorporated by reference to Exhibit 10.10(c) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(24) Incorporated by reference to Exhibit 10.15 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(25) Incorporated by reference to Exhibit 10.12 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(26) Incorporated by reference to Exhibit 10.16 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(27) Incorporated by reference to Exhibit 10.12(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(28) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.
(29) Incorporated by reference to Exhibit 10.13 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(30) Incorporated by reference to Exhibit 10.24 to the registrant's Registration Statement Number 33-41253.
(31) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(32) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(33) Incorporated by reference to Exhibit 10.5 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(34) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(35) Incorporated by reference to Exhibit 10.20 filed as part of registrant's Annual Report on Form 10-K for the year ended May 31, 1998.
(36) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q/A for the quarter ended February 28, 1998.
(37) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(38) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona.

                                          LIFEMARK CORPORATION

                                          By:    /S/ RHONDA E. BREDE
                                                 -----------------------------
                                                 Rhonda E. Brede
                                                 President, Chief Operating
                                                 Officer and Director
                                                 (Principal Executive Officer)

                                          Dated: August 16, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth above.

Signature                      Title                             Date

/S/ RHONDA E. BREDE            President,                        August 16, 1999
--------------------------     Chief Operating Officer
Rhonda E. Brede                and Director
                               (Principal Executive Officer)

/S/ MICHAEL J. KENNEDY         Vice President                    August 16, 1999
--------------------------     and Chief Financial Officer
Michael J. Kennedy             Officer (Principal Financial and
                               Accounting Officer)

/S/ RICHARD C. JELINEK         Chairman of the Board             August 16, 1999
--------------------------     and Director
Richard C. Jelinek

/S/ JOHN G. LINGENFELTER       Vice Chairman                     August 16, 1999
--------------------------     and Director
John G. Lingenfelter, M.D.

/S/ WILLIAM G. BROWN           Director                          August 16, 1999
--------------------------
William G. Brown

/S/ HENRY H. KALDENBAUGH       Director                          August 16, 1999
--------------------------
Henry H. Kaldenbaugh, M.D.

/S/ RISA J. LAVIZZO-MOUREY     Director                          August 16, 1999
--------------------------
Risa J. Lavizzo-Mourey, M.D.


--------------------------     Director
Michael D. Hernandez

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Lifemark Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 15 present fairly, in all material respects, the financial position of Lifemark Corporation and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Phoenix, Arizona
July 20, 1999

                             LIFEMARK CORPORATION
--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                                                          MAY 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------

ASSETS
------

Current assets:
  Cash and cash equivalents, including restricted cash
   of $9,713,000 and $9,007,000, respectively                  $ 13,792,000    $ 12,764,000
  Short-term investments                                            501,000       1,510,000
  Accounts and notes receivable and unbilled services, net        5,886,000       3,169,000
  Deferred income taxes, net                                      1,213,000       1,066,000
  Prepaid expenses and other current assets                         882,000         483,000
                                                               ------------    ------------
     Total current assets                                        22,274,000      18,992,000

Related party notes receivable                                      568,000         694,000
Property and equipment, net                                       4,205,000       4,609,000
Performance bonds                                                 4,203,000       3,794,000
Goodwill, net                                                     2,462,000       2,826,000
Other assets                                                      1,108,000         808,000
                                                               ------------    ------------
      Total assets                                             $ 34,820,000    $ 31,723,000
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                             $    659,000    $    447,000
  Accrued medical claims                                          8,662,000       7,799,000
  Risk pool payable                                                 691,000       1,540,000
  Related party risk pool payable                                   152,000         152,000
  Accrued compensation                                            2,464,000       1,862,000
  Other accrued expenses                                          1,750,000       2,153,000
  Current portion of related party interest payable                 710,000               -
  Current portion of long-term debt                                  23,000          67,000
                                                               ------------    ------------
      Total current liabilities                                  15,111,000      14,020,000

Long-term debt                                                      211,000               -
Related party long-term debt                                      3,440,000       3,961,000
Deferred income taxes                                               155,000         239,000
                                                               ------------    ------------
      Total liabilities                                          18,917,000      18,220,000
                                                               ------------    ------------

Commitments and contingencies                                             -               -

Stockholders' equity:
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,808,000 shares
      and 4,671,000 shares                                           48,000          47,000
  Capital in excess of par value                                 16,148,000      15,702,000
  Accumulated deficit                                              (293,000)     (2,246,000)
                                                               ------------    ------------
      Total stockholders' equity                                 15,903,000      13,503,000
                                                               ------------    ------------
                                                               $ 34,820,000    $ 31,723,000
                                                               ============    ============

        The accompanying notes are an integral part of these statements.

                             LIFEMARK CORPORATION
--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                             FOR THE YEARS ENDED MAY 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------

Revenues                               $ 85,392,000  $ 65,994,000  $ 63,790,000

Direct cost of operations                64,239,000    52,500,000    51,184,000
Marketing, sales and administrative      19,087,000    12,676,000    14,188,000
                                       ------------  ------------  ------------

   Total costs and expenses              83,326,000    65,176,000    65,372,000
                                       ------------  ------------  ------------

Operating income (loss)                   2,066,000       818,000    (1,582,000)
                                       ------------  ------------  ------------

Interest income                             957,000       856,000       574,000
Interest expense                           (365,000)     (377,000)     (317,000)
                                       ------------  ------------  ------------

Net interest income                         592,000       479,000       257,000
                                       ------------  ------------  ------------

Income (loss) before income taxes         2,658,000     1,297,000    (1,325,000)

Provision (benefit) for income taxes        705,000       465,000      (414,000)
                                       ------------  ------------  ------------

Net income (loss)                      $  1,953,000  $    832,000  $   (911,000)
                                       ============  ============  ============

Net income (loss) per share - basic    $       0.41  $       0.19  $      (0.21)
                                       ============  ============  ============

Weighted average common
  shares outstanding                      4,737,000     4,476,000     4,365,000
                                       ============  ============  ============

Net income (loss) per share -
  assuming dilution                    $       0.36  $       0.18  $      (0.21)
                                       ============  ============  ============

Weighted average common and
  common equivalent shares outstanding    5,867,000     5,639,000     4,365,000
                                       ============  ============  ============

        The accompanying notes are an integral part of these statements.

                             LIFEMARK CORPORATION
--------------------------------------------------------------------------------

                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ---------------------------------------------------------

                                                  Preferred Stock         Common Stock
                                                -------------------    -------------------
                                                                                              Capital
                                                                                             in Excess    Accumulated
                                                Shares    Par Value    Shares    Par Value  of Par Value    Deficit        Total
                                                ------    ---------    ------    ---------  ------------  -----------      -----

BALANCE, MAY 31, 1996                                7    $   7,000   4,369,000  $  44,000   $14,310,000  $(2,167,000)  $12,194,000
  Net loss                                           -            -           -          -             -     (911,000)     (911,000)
  Issuance of common stock:
    Employee stock purchase plan                     -            -      25,000          -        66,000            -        66,000
  Issuance of common stock warrants                  -            -           -          -       121,000            -       121,000
                                                ------    ---------   ---------  ---------   -----------  -----------   -----------

BALANCE, MAY 31, 1997                                7        7,000   4,394,000     44,000    14,497,000   (3,078,000)   11,470,000
  Net income                                         -            -           -          -             -      832,000       832,000
  Redemption of preferred stock                     (7)      (7,000)          -          -             -            -        (7,000)
  Issuance of common stock:
   Employee stock purchase plan                      -            -      62,000      1,000       161,000            -       162,000
   Employee stock option plan                        -            -      15,000          -        50,000            -        50,000
  Stock issued to Beverly Enterprises                -            -     200,000      2,000       994,000            -       996,000
                                                ------    ---------   ---------  ---------   -----------  -----------   -----------

BALANCE, MAY 31, 1998                                -            -   4,671,000     47,000    15,702,000   (2,246,000)   13,503,000
  Net income                                         -            -           -          -             -    1,953,000     1,953,000
  Issuance of common stock:
   Employee stock purchase plan                      -            -      80,000      1,000       278,000            -       279,000
   Employee stock option plan                        -            -     132,000      1,000       432,000            -       433,000
  Repurchase of common stock                         -            -     (75,000)    (1,000)     (375,000)           -      (376,000)
  Tax benefit from exercise of stock options         -            -           -          -       111,000            -       111,000
                                                ------    ---------   ---------  ---------   -----------  -----------   -----------

BALANCE, MAY 31, 1999                                -    $       -   4,808,000  $  48,000   $16,148,000  $  (293,000)  $15,903,000
                                                ======    =========   =========  =========   ===========  ===========   ===========


                                The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                FOR THE YEARS ENDED MAY 31,
                                                          ----------------------------------------
                                                              1999          1998          1997
                                                          ------------  ------------  ------------

Cash flows from operating activities:
  Net income (loss)                                       $  1,953,000  $    832,000  $   (911,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Bad debt expense                                                  -        23,000     1,201,000
   Depreciation and amortization                             2,231,000     1,988,000     1,681,000
   (Gain) loss on sale of property and equipment               (10,000)       31,000       171,000
   Deferred income taxes                                      (231,000)      (59,000)     (526,000)
   Interest on long term debt                                  297,000       285,000       188,000
   Tax benefit from exercise of stock options                  111,000             -             -
  Changes in assets and liabilities:
   Accounts receivable and unbilled services                (2,717,000)      832,000      (682,000)
   Prepaid expenses and other current assets                  (399,000)    1,252,000      (909,000)
   Other assets                                               (300,000)     (143,000)      (69,000)
   Accounts payable                                            212,000        97,000       (29,000)
   Accrued medical claims                                      863,000       719,000       749,000
   Risk pool payable                                          (849,000)     (495,000)      389,000
   Related party risk pool payable                                   -      (149,000)      184,000
   Accrued compensation                                        602,000       679,000       603,000
   Accrued expenses                                           (403,000)      668,000    (1,544,000)
   Loss contract reserve                                             -             -      (510,000)
                                                          ------------  ------------  ------------
Net cash provided by (used in) operating activities          1,360,000     6,560,000       (14,000)
                                                          ------------  ------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                        (1,577,000)   (2,509,000)   (1,768,000)
  Proceeds from sale of property and equipment                 164,000         9,000       689,000
  Purchase of short-term investments                                 -      (508,000)   (2,722,000)
  Maturity/sale of short-term investments                    1,009,000       501,000     4,219,000
  (Increase) decrease in assets securing performance bond     (409,000)      (57,000)      341,000
  Issuance of notes receivable                                 (12,000)      (47,000)     (392,000)
  Payments on notes receivable                                 138,000       609,000     1,959,000
                                                          ------------  ------------  ------------
Net cash provided by (used in) investing activities           (687,000)   (2,002,000)    2,326,000
                                                          ------------  ------------  ------------

Cash flows from financing activities:
  Due to Medicus Systems Corporation                                 -             -      (647,000)
  Issuance of long-term debt                                   234,000             -     3,206,000
  Principal payment on long-term debt                         (215,000)     (207,000)   (1,650,000)
  Redemption of voting preferred stock                               -        (7,000)            -
  Issuance of common stock                                     712,000     1,208,000        66,000
  Repurchase of common stock                                  (376,000)            -             -
  Issuance of common stock warrants                                  -             -       121,000
                                                          ------------  ------------  ------------
Net cash provided by financing activities                      355,000       994,000     1,096,000
                                                          ------------  ------------  ------------

Net increase in cash and cash equivalents                    1,028,000     5,552,000     3,408,000
Cash and cash equivalents, beginning of period              12,764,000     7,212,000     3,804,000
                                                          ------------  ------------  ------------
Cash and cash equivalents, end of period                  $ 13,792,000  $ 12,764,000  $  7,212,000
                                                          ============  ============  ============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS:
----------------------------

Lifemark Corporation ("Lifemark" or the "Company"), formerly Managed Care Solutions, Inc., provides health services to indigent and other eligible populations in certain rural counties in Arizona. Two subsidiaries of the Company, Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC"), derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and primary care health services, respectively, to qualified members. The contract periods expire September 30, 2000 and September 30, 2002 for Ventana and AHC, respectively. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for Arizona Health Care Cost Containment System ("AHCCCS") members.

The Company purchased AdviNet, Inc. ("AdviNet") from Beverly Enterprises, Inc. in March 1999 for an immaterial amount. AdviNet is a provider of personalized elder care consultation, referral and care management assistance to seniors, their families and related caregivers.

The Company also provides contract management services to county and state governmental units and other health care organizations. The Company has nine contracts with multi-year terms or pursuant to one or more ongoing agreements whose nature contemplates continued renewals, for services, which expire at various dates through the year 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

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

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The Company's short-term investments consist of municipal bonds, which are held by Ventana and AHC. Short-term investments are classified as available for sale and carried at fair market value (see Note 4).

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

PERFORMANCE BONDS

Pursuant to the contracts with AHCCCSA, the Company is required to provide either a performance bond or designated substitute to guarantee performance of the Company's obligations under the contracts. The Company's guarantee of performance consists of treasury bills pledged as collateral for a bank letter of credit. The Company must maintain such guarantees at amounts which approximate the total monthly capitation revenues. These investments are considered to be held to maturity and are thus carried at amortized cost. All investments are expected to mature within the next fiscal year.

Amounts securing performance consist of the following:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Ventana Health Systems, Inc.                      $  2,553,000   $  2,457,000
Arizona Health Concepts, Inc.                        1,650,000      1,337,000
                                                  ------------   ------------
                                                  $  4,203,000   $  3,794,000
                                                  ============   ============

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GOODWILL

The excess of the acquisition cost over the fair value of the net assets of the Lifemark companies acquired in a purchase transaction on March 1, 1996 has been included in goodwill and is amortized on a straight-line basis over the period of expected benefit of ten years. The reported balances as of May 31, 1999 and 1998 are net of accumulated amortization of $1,186,000 and $822,000, respectively.

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

RESTRICTIONS ON FUND TRANSFERS

Ventana and AHC are subject to AHCCCSA regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Lifemark's proportionate share of net assets (after inter-company eliminations) which, at May 31, 1999 and 1998, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of AHCCCSA, is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $10,378,000 and $9,339,000 at May 31, 1999 and 1998, respectively, with deposit and reserve requirements (performance bonds) representing $4,203,000 and
$3,794,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $6,175,000 and $5,545,000, respectively.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CLIENTS

The Company's revenues are generated from contracts with AHCCCSA and healthcare provider organizations, typically governmental entities. Accordingly, as of May 31, 1999 and 1998, all of the Company's trade receivables were from AHCCCSA or entities in this industry. See Note 5 - Accounts and Notes Receivable.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Approximately 54%, 60% and 68% of the Company's revenues for 1999, 1998 and 1997, respectively, were generated from Ventana and AHC through the contracts with AHCCCSA.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, investments, accounts and notes receivable, accounts payable, other accrued expenses, and debt. These balances are carried in the financial statements at amounts that approximate fair value unless separately disclosed in the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial statements.

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company adopted SOP 98-1 effective for its fiscal 2000 financial statements. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is unable to determine the impact, if any, of the pronouncement on the Company's fiscal year 2000 financial statements.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company will adopt SOP 98-5 effective for its fiscal 2000 financial statements. Under the provisions of SOP 98-5, start-up activities and organizational costs are required to be expensed as incurred. The Company does not expect the adoption to have a material impact on its financial statements.

NOTE 3 - NET INCOME PER COMMON SHARE:
-------------------------------------

Basic earnings per share are computed by dividing net income by the weighted average of common shares outstanding during each period. Earnings per share assuming dilution are computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and warrants and adjusted for dilutive common shares assumed to be issued on conversion of the Company's convertible loans.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following is the computation of the reconciliation of the numerators and denominators of net income per common share - basic and net income per common share - assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                              Year Ended May 31,                   Year Ended May 31,
                                                     1999                                 1998
                                      ----------------------------------   ----------------------------------

                                                                   Per                                  Per
                                        Income        Shares      Share      Income        Shares      Share
                                      (NUMERATOR)  (DENOMINATOR)  AMOUNT   (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                      -----------  -------------  ------   -----------  -------------  ------

Net income per common share - basic:
  Income available to common
   stockholders                       $ 1,953,000    4,737,000    $ 0.41   $   832,000    4,476,000    $ 0.19

Effect of dilutive securities:
  Stock options and warrants                    -      273,000                       -      306,000
  Convertible notes                       158,000      857,000                 158,000      857,000
                                      ===========    =========             ===========    =========
Net income per common share -
  assuming dilution:
  Income available to common
   stockholders and assumed
   conversions                        $ 2,111,000    5,867,000    $ 0.36   $   990,000    5,639,000    $ 0.18
                                      ===========    =========    ======   ===========    =========    ======

At May 31, 1999 and 1998, no shares of common stock had been issued upon conversion of the convertible notes issued in October 1996. These notes are convertible into an aggregate of 857,000 shares of common stock. These shares were included in the calculation of diluted earnings per share for the year ended May 31, 1999 and 1998.

Due to the Company's loss for the year ended May 31, 1997, a calculation of earnings per share assuming dilution is not required.

NOTE 4 - SHORT-TERM INVESTMENTS:
--------------------------------

The Company's investments consist primarily of municipal bonds. The fair value of investments is based upon quoted market prices. As of May 31, 1999 and 1998, the fair value of such securities approximated cost.

The Company's investments had stated maturities as follows:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Within one year                                   $    501,000   $  1,002,000
Two to five years                                            -        508,000
                                                  ------------   ------------
                                                  $    501,000   $  1,510,000
                                                  ============   ============

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Also, the Company may extend maturities in some cases. All securities have been classified as current assets as they represent the investment of cash available for current operations.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:
---------------------------------------

Third party accounts and notes receivable and unbilled services consist of the following:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Contract management receivables                   $  3,869,000   $  2,923,000
Due from AHCCCSA                                     1,810,000        486,000
Risk pool receivables                                        -         78,000
Interest receivable                                    147,000        153,000
Other                                                   95,000        142,000
                                                  ------------   ------------
                                                     5,921,000      3,782,000
Less allowance for doubtful accounts                    35,000        613,000
                                                  ------------   ------------
Net current portion of accounts and
  notes receivables                               $  5,886,000   $  3,169,000
                                                  ============   ============

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA and capitation receivables.

Related party notes receivable of $568,000 and $694,000 at May 31, 1999 and 1998, respectively, are due from stockholders and consist of loans taken against the cash surrender value of life insurance policies, on which no interest is charged, and other loans to stockholders. The interest rates on other loans to stockholders range from 3.3% to 8% and mature through the year 2000.

NOTE 6 - PROPERTY AND EQUIPMENT:
--------------------------------

Property and equipment consist of the following:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Machinery and equipment                           $  4,862,000   $  4,519,000
Furniture and fixtures                               1,863,000      1,637,000
Software                                             1,588,000      1,139,000
Leasehold improvements                                 622,000        511,000
                                                  ------------   ------------
                                                     8,935,000      7,806,000
Less - accumulated depreciation
  and amortization                                   4,730,000      3,197,000
                                                  ------------   ------------

                                                  $  4,205,000   $  4,609,000
                                                  ============   ============

During fiscal years 1999 and 1998, the Company sold property and equipment with a net book value of $154,000 and $40,000, respectively, and was paid $164,000 and $9,000, respectively.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT:
------------------------

Third party long-term debt consists of the following:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
Long-term debt payable to a bank,
  pursuant to an interim funding agreement
  of a lease, interest at prime (7.75% at
  May 31, 1999) plus 0.5%, interest due
  monthly on outstanding balance, secured
  by computer software, due January 2003          $    234,000   $          -

Note payable to a bank, interest at 8.875%,
  interest and  principal of $17,000
  due monthly until maturity on
  September 30, 1998, secured by equipment
  and stockholder guarantees                                 -         67,000
                                                  ------------   ------------
                                                       234,000         67,000
Less:  current portion                                  23,000         67,000
                                                  ------------   ------------
                                                  $    211,000   $          -
                                                  ============   ============

Related party long-term debt consists of the following:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Due to Blue Cross and Blue Shield
  of Texas, Inc. (net of $14,000 and
  $54,000 discount, respectively)                 $  3,697,000   $  3,372,000
Due to stockholders                                    453,000        589,000
                                                  ------------   ------------
                                                     4,150,000      3,961,000
Less: current portion                                  710,000              -
                                                  ------------   ------------
                                                  $  3,440,000   $  3,961,000
                                                  ============   ============

On October 2, 1996, the Company signed an agreement with Blue Cross and Blue Shield of Texas, Inc. ("BCBSTX") whereby BCBSTX invested $3,000,000 in the Company in the form of a convertible secured loan. The loan has an original term of three years with a renewal option for two additional one-year periods if certain conditions are met. The loan is initially secured by all of the assets for the Company. Eligible assets must be maintained pursuant to the pledge agreement equal to at least 150% of the outstanding balance. The Company can have collateral released from the pledge with the consent of BCBSTX. The loan bears interest at a rate of 8% per annum. Principal and interest are payable at the end of the initial three-year term and, thereafter, at the end of each annual extension. The loan is convertible into the Company's common stock at a conversion price of $3.85 per share. BCBSTX also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and has the right of first refusal to participate as an equity partner in future Lifemark funding requirements.

On May 31, 1999, $3,710,000 was due to BCBSTX pursuant to the notes consisting of $3,000,000 principal and $710,000 of accrued interest. The principal and interest balances at May 31, 1998 were $3,000,000 and $426,000, respectively.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Chairman and Director, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of Lifemark common stock. The interest rate, term, conversion price, and warrant exercise price are the same for the Brown GST Trust as for BCBSTX, except that interest on the loan is payable monthly.

The Company determined that the warrants issued in conjunction with the loans to BCBSTX and the Brown GST Trust had a combined value of $121,000. The value assigned to the warrants was recorded as a discount on the loans and is being amortized over the life of the loans.

In October 1995, Lifemark borrowed $155,000 from a trust established by Dr. Lingenfelter, $51,000 from a trust established by Dr. Kaldenbaugh, and $43,000 from a trust established by Geralde Curtis, who was then a director and officer of Lifemark. The notes due December 31, 2000 provide for interest income to accrue at 8% per annum. Lifemark then loaned from these funds $118,000 each to Dr. Kaldenbaugh and Ms. Curtis pursuant to promissory notes due December 31, 2000 also providing for interest to accrue at 8% per annum. In July 1997, Ms. Curtis paid the promissory note and accrued interest in full. On May 31, 1999, $80,000, and $52,000 were outstanding on notes payable to the trusts established by Dr. Lingenfelter and Dr. Kaldenbaugh, respectively. The Company had risk pool agreements with Dr. Lingenfelter and Dr. Kaldenbaugh during fiscal year 1999 and 1998. The Company made payments to them under such agreements totaling $150,000 and $279,000 during the fiscal year 1999 and 1998, respectively. As of May 31, 1999 and 1998, $152,000 remained unpaid.

Scheduled principal payments on related and third party long-term debt are as follows:

          2000                                      $   733,000
          2001                                          227,000
          2002                                        3,367,000
          2003                                           57,000
                                                    -----------
                                                    $ 4,384,000
                                                    ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

The Company has various lease agreements for real and personal property. These obligations extend through 2004 and in some cases contain renewal options. As of May 31, 1999, future minimum lease payments for noncancellable operating leases in excess of one year are as follows:

          2000                                      $ 2,319,000
          2001                                        1,934,000
          2002                                        1,025,000
          2003                                            6,000
          2004                                            1,000
                                                    -----------
                                                    $ 5,285,000
                                                    ===========

Rental expense on all operating leases totaled $2,213,000, $1,761,000 and $1,518,000, during fiscal years 1999, 1998 and 1997, respectively.

NOTE 9 - EMPLOYEE AND DIRECTOR BENEFIT PLANS:
---------------------------------------------

The Company provides various health, welfare and disability benefits to its full-time salaried employees, which are funded primarily by contributions. The Company does not provide postemployment or postretirement health care and life insurance benefits to its employees.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STOCK OPTION PLANS

The Company adopted various stock option plans beginning in 1989 through 1994. The plans provide for the issuance of shares of common stock to key personnel and directors. Options granted under all plans become exercisable at various times and under certain conditions as determined by the Board of Directors, or its committee, and expire no later than ten years from the date of grant.

The Company has also adopted a 1995 Stock Option Plan, a 1996 Stock Option Plan and a 1998 CEO Stock Option Plan, which provide for the issuance of up to an aggregate of 1,150,000 shares of common stock to key employees and directors of the Company.

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

A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:

                                        1999                           1998                           1997
                            ----------------------------   ----------------------------   ---------------------------
                                       Weighted-Average               Weighted-Average              Weighted-Average
                            Options   Exercise Price (1)   Options   Exercise Price (1)   Options  Exercise Price (1)
                            -------   ------------------   -------   ------------------   -------  ------------------

Outstanding-beginning
of year                    1,217,000        $ 3.55          747,000        $ 3.26          935,000       $ 4.03
  Granted                     45,000        $ 5.17          485,000        $ 3.96          270,000       $ 3.35
  Exercised                 (133,000)       $ 3.26          (15,000)       $ 3.25                -       $    -
  Forfeited                  (83,000)       $ 3.27                -        $    -         (458,000)      $ 5.04
                           ---------                        -------                        -------

Outstanding - end of year  1,046,000        $ 3.73        1,217,000        $ 3.55          747,000       $ 3.26
                           =========                      =========                        =======

Exercisable - end of year    492,000        $ 3.49          359,000        $ 3.24          164,000       $ 3.21


(1) The effects of stock options granted prior to fiscal year 1996 are not reflected in the weighted average calculations.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Company options outstanding and options exercisable are as follows at May 31, 1999:

                                 Weighted-Average
    Range of         Number         Remaining           Weighted-Average      Number       Weighted-Average
Exercise Prices   Outstanding   Contractual Life (1)   Exercise Price (1)   Exercisable   Exercise Price (1)
---------------   -----------   --------------------   ------------------   -----------   ------------------

$0.21 - $0.21        13,000                -                 $    -            13,000           $    -

$2.88 - $4.00       988,000             7.88                 $ 3.66           479,000           $ 3.49

$5.00 - $5.50        45,000             9.31                 $ 5.17                 -           $    -


(1) The effects of stock options granted prior to fiscal year 1996 are not reflected in the weighted average calculations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS No. 123 for purposes of determining compensation expense related to stock options granted during the years ended May 31, 1999, 1998 and 1997, net income and earnings per common share would have been changed to the pro forma amounts shown below:

                                                 Year Ended May 31,
                                     ------------------------------------------
                                         1999           1998           1997
                                     ------------   ------------   ------------

Net income (loss)
  As reported                        $  1,953,000   $    832,000   $   (911,000)
  Pro forma                          $  1,491,000   $    504,000   $ (1,110,000)

Net income (loss) per common share -
  assuming dilution
  As reported                        $       0.36   $       0.18   $      (0.21)
  Pro forma                          $       0.28   $       0.11   $      (0.25)

The fair value of each option granted during fiscal year 1999, 1998 and 1997 was estimated on the date of grant using an option-pricing model (Black-Scholes) with the following weighted average assumptions: (i) no dividend yield, (ii) an expected volatility of 80%, 84% and 69% for fiscal years 1999, 1998 and 1997, respectively, (iii) a risk-free interest rate of 5.18%, 5.55% and 6.35% for fiscal years 1999, 1998 and 1997, respectively, and (iv) an expected option life of five years. Based upon the above assumptions, the weighted average fair value at grant date of options granted during fiscal years 1999, 1998 and 1997 were $3.49, $2.76 and $2.11, respectively. The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan providing for the sale of shares of common stock to eligible employees. Employees can designate up to 10% of their compensation for the purchase of stock. The purchase price is the lesser of 85% of the fair market value of the stock on either the date of grant of a six-month purchase option or the date the purchase option is exercised. The plan was effective June 1, 1996 and provides for the sale of 300,000 shares of common stock to eligible employees over a three-year period. During the years ended May 31, 1999, 1998 and 1997, 80,000, 62,000 and 25,000 shares of common stock were issued under the plan for an aggregate purchase price of $279,000, $162,000 and $66,000, respectively.

RETIREMENT SAVINGS PLAN

The Company has a contributory retirement savings plan (401(k) Plan) which covers eligible employees who qualify as to age and length of service. The plan, effective March 1, 1996, allows participants to contribute up to 15% of their eligible wages, subject to maximum contribution limitations imposed by the IRS. The expense of the plan, consisting of discretionary Company contributions, was $269,000, $158,000 and $113,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

NOTE 10 - INCOME TAXES:
-----------------------

The provision (benefit) for income taxes consists of the following:

                                               Year Ended May 31,
                                   ------------------------------------------
                                       1999           1998           1997
                                   ------------   ------------   ------------

Current:
  Federal                          $    950,000   $    417,000   $    (88,000)
  State                                 184,000         87,000        200,000
                                   ------------   ------------   ------------
                                      1,134,000        504,000        112,000
                                   ------------   ------------   ------------

Deferred:
  Federal                              (359,000)       (32,000)      (702,000)
  State                                 (70,000)        (7,000)       176,000
                                   ------------   ------------   ------------
                                       (429,000)       (39,000)      (526,000)
                                   ------------   ------------   ------------
                                   $    705,000   $    465,000   $   (414,000)
                                   ============   ============   ============

A reconciliation of income tax provision (benefit) based on the federal statutory rate and the Company's actual income tax provision is as follows:

                                                              Year Ended May 31,
                                                  ------------------------------------------
                                                      1999           1998           1997
                                                  ------------   ------------   ------------

Income tax at the federal statutory rate of 34%   $    904,000   $    441,000   $   (451,000)
State taxes, net of federal benefit                    106,000         58,000        248,000
Nondeductible goodwill amortization                    124,000        124,000        116,000
Other permanent items                                   49,000         11,000         26,000
Nontaxable interest income                                   -              -        (33,000)
Valuation allowance                                   (397,000)      (351,000)      (397,000)
Other, net                                             (81,000)       182,000         77,000
                                                  ------------   ------------   ------------
                                                  $    705,000   $    465,000   $   (414,000)
                                                  ============   ============   ============

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Deferred income tax assets and liabilities were comprised of the following:

                                                            May 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Gross deferred tax assets:
  Accrued medical claims                          $    854,000   $    929,000
  Allowance for bad debt                                34,000        208,000
  Compensation not yet deductible
   for tax purposes                                    294,000        247,000
  Other                                                 31,000         79,000
                                                  ------------   ------------
  Total gross deferred tax assets                    1,213,000      1,463,000
   Deferred tax assets valuation allowance                   -       (397,000)
                                                  ------------   ------------
   Net deferred tax assets                           1,213,000      1,066,000
                                                  ------------   ------------

Gross deferred tax liabilities:
  Depreciation                                         155,000        239,000
                                                  ------------   ------------
   Total gross deferred tax liabilities                155,000        239,000
                                                  ------------   ------------
   Net deferred tax assets                        $  1,058,000   $    827,000
                                                  ============   ============

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. The Company has determined as of May 31, 1999, that all of its deferred tax assets are more likely than not to be realized.

NOTE 11 - STOCKHOLDERS' EQUITY:
-------------------------------

On January 7, 1998 the Company entered into a purchase agreement with Beverly Enterprises, Inc., pursuant to which, the Company received $1,000,000 and issued 200,000 shares of the Company's common stock at $5 per share. This transaction was effected pursuant to the exemption contained in section 4(2) of the Securities Act of 1933.

On September 28, 1998, the Company entered into an agreement to purchase approximately 15,000 shares of the Company's common stock at $5 per share from former Chief Executive Officer, James Burns. Also on that date, Mr. Burns exercised his option to purchase 75,000 shares of the Company's common stock at a price of $3.25 per share. Consideration for the 75,000 shares consisted of approximately 60,000 mature shares of the Company's common stock owned by Mr. Burns valued at $5.00 per share.

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

NOTE 12 - RELATED PARTY TRANSACTIONS:
-------------------------------------

The Company has a service agreement with AlohaCare, a Hawaii not-for-profit corporation whereby the Company provides all managed care services on behalf of AlohaCare. AlohaCare has certain management in common with the Company. The Company generated management fees from AlohaCare of $5,566,000, $5,635,000 and $4,368,000 in fiscal years 1999, 1998 and 1997, respectively.

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

For the fiscal year ended May 31, 1999, 1998 and 1997, the Company generated management fees of $7,772,000, $2,820,000 and $0 from Rio Grande HMO, of which Rogers Coleman, former Director of the Company, is President of its parent organization BCBSTX.

For the fiscal year ended May 31, 1999, 1998 and 1997, the Company incurred legal fees for general legal services of $49,000, $74,000 and $164,000, respectively, from the law firm of Bell, Boyd and Lloyd, of which William G. Brown, Director and former Secretary of the Company, is a partner.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:
---------------------------------------------

                                               Year Ended May 31,
                                   ------------------------------------------
                                       1999           1998           1997
                                   ------------   ------------   ------------

Cash paid during the year for:
  Income taxes                     $  1,417,000   $    281,000   $  1,266,000
  Interest                         $     99,000   $     99,000   $    102,000

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
------------------------------------------------------

In the opinion of management, all adjustments necessary for a fair presentation of the financial results for interim periods have been included in the unaudited financial information presented below. These adjustments are only of a normal and recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for the full year.

                                                Three Months Ended
                            ---------------------------------------------------------
                               May 31,     February 28,   November 30,    August 31,
                                1999           1999           1998           1998
                            ------------   ------------   ------------   ------------

Revenues                    $ 23,936,000   $ 21,573,000   $ 20,639,000   $ 19,244,000
Total costs and expenses      23,391,000     21,209,000     20,039,000     18,687,000
Operating income                 545,000        364,000        600,000        557,000
Net income                       421,000        618,000        492,000        422,000
Net income per share:
  Basic                             0.09           0.13           0.10           0.09
  Assuming dilution                 0.08           0.11           0.09           0.08

                                           Three Months Ended
                            ---------------------------------------------------------
                               May 31,     February 28,   November 30,    August 31,
                                1998           1998           1997           1997
                            ------------   ------------   ------------   ------------

Revenues                    $ 18,045,000   $ 17,104,000   $ 16,103,000   $ 14,742,000
Total costs and expenses      17,719,000     16,933,000     15,987,000     14,537,000
Operating income                 326,000        171,000        116,000        205,000
Net income                       301,000        176,000        167,000        188,000
Net income per share:
  Basic                             0.07           0.04           0.04           0.04
  Assuming dilution                 0.06           0.04           0.04           0.04

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - BUSINESS SEGMENTS:
----------------------------

The Company's business segments consist of management services, long-term care health services and acute care health services. The management services segment is primarily engaged in the business of administering risk-based managed care plans and programs in eight states. Long-term care health services is comprised of Ventana, which is a long-term care Medicaid health plan operating in seven counties in Arizona and Community Health USA, Inc. ("CHUSA"), which provides in-home personal, respite, companionship and homemaking services to recipients in Arizona. Acute care health services consists of AHC, an acute care Medicaid health plan currently operating in two counties in Arizona.


                                                 As of and for the Year Ended May 31, 1999
                                          -------------------------------------------------------

                                                           Long-Term       Acute Care
                                          Management         Care            Health
                                           Services     Health Services     Services       Totals
                                          ----------    ---------------    ----------      ------

Total revenues from reportable segments  $44,214,000      $29,940,000     $17,500,000   $91,654,000
Intersegment revenues                     (5,091,000)      (1,171,000)              -    (6,262,000)
                                         -----------      -----------     -----------   -----------
   Total consolidated revenues           $39,123,000      $28,769,000     $17,500,000   $85,392,000
                                         ===========      ===========     ===========   ===========

Interest income                          $   183,000      $   476,000     $   326,000   $   985,000
Intersegment interest income                       -          (28,000)              -       (28,000)
Interest expense                            (393,000)               -               -      (393,000)
Intersegment interest expense                 28,000                -               -        28,000
                                         -----------      -----------     -----------   -----------
   Net interest income (expense)         $  (182,000)     $   448,000     $   326,000   $   592,000
                                         ===========      ===========     ===========   ===========

Depreciation and amortization            $ 2,231,000      $         -     $         -   $ 2,231,000

Segment income (loss) before taxes       $   979,000      $ 1,882,000     $  (203,000)  $ 2,658,000
Income tax expense (benefit)                 471,000          722,000        (488,000)      705,000
                                         -----------      -----------     -----------   -----------
   Net income                            $   508,000      $ 1,160,000     $   285,000   $ 1,953,000
                                         ===========      ===========     ===========   ===========

Expenditures for capital assets          $ 1,577,000      $         -     $         -   $ 1,577,000
                                         ===========      ===========     ===========   ===========

Segment total assets                     $24,853,000      $12,543,000     $ 6,774,000   $44,170,000
Intersegment assets                       (8,853,000)        (281,000)       (216,000)   (9,350,000)
                                         -----------      -----------     -----------   -----------

   Total assets                          $16,000,000      $12,262,000     $ 6,558,000   $34,820,000
                                         ===========      ===========     ===========   ===========

                              LIFEMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                  As of and for the Year Ended May 31, 1998
                                          -------------------------------------------------------
                                                           Long-Term       Acute Care
                                          Management         Care            Health
                                           Services     Health Services     Services       Totals
                                          ----------    ---------------    ----------      ------
Total revenues from reportable segments  $30,951,000      $25,768,000     $14,513,000   $71,232,000
Intersegment revenues                     (4,313,000)        (925,000)              -    (5,238,000)
                                         -----------      -----------     -----------   -----------
   Total consolidated revenues           $26,638,000      $24,843,000     $14,513,000   $65,994,000
                                         ===========      ===========     ===========   ===========

Interest income                          $   154,000      $   444,000     $   313,000   $   911,000
Intersegment interest income                       -          (55,000)              -       (55,000)
Interest expense                            (432,000)               -               -      (432,000)
Intersegment interest expense                 55,000                -               -        55,000
                                         -----------      -----------     -----------   -----------
   Net interest income (expense)         $  (223,000)     $   389,000     $   313,000   $   479,000
                                         ===========      ===========     ===========   ===========

Depreciation and amortization            $ 1,988,000      $         -     $         -   $ 1,988,000
                                         ===========      ===========     ===========   ===========

Segment income (loss) before taxes       $  (464,000)     $ 1,501,000     $   260,000   $ 1,297,000
Income tax expense (benefit)                  13,000          465,000         (13,000)      465,000
                                         -----------      -----------     -----------   -----------
   Net income (loss)                     $  (477,000)     $ 1,036,000     $   273,000   $   832,000
                                         ===========      ===========     ===========   ===========

Expenditures for capital assets          $ 2,509,000      $         -     $         -   $ 2,509,000
                                         ===========      ===========     ===========   ===========

Segment total assets                     $22,037,000      $10,231,000     $ 7,389,000   $39,657,000
Intersegment assets                       (7,269,000)        (558,000)       (107,000)   (7,934,000)
                                         -----------      -----------     -----------   -----------
   Total assets                          $14,768,000      $ 9,673,000     $ 7,282,000   $31,723,000
                                         ===========      ===========     ===========   ===========

                                                      For the Year Ended May 31, 1997
                                          -------------------------------------------------------
                                                           Long-Term       Acute Care
                                          Management         Care            Health
                                           Services     Health Services     Services       Totals
                                          ----------    ---------------    ----------      ------

Total revenues from reportable segments  $24,963,000      $25,314,000     $18,880,000   $69,157,000
Intersegment revenues                     (4,821,000)        (546,000)              -    (5,367,000)
                                         -----------      -----------     -----------   -----------
   Total consolidated revenues           $20,142,000      $24,768,000     $18,880,000   $63,790,000
                                         ===========      ===========     ===========   ===========

Interest income                          $   104,000      $   507,000     $   166,000   $   777,000
Intersegment interest income                       -         (203,000)              -      (203,000)
Interest expense                            (474,000)         (46,000)              -      (520,000)
Intersegment interest expense                203,000                -               -       203,000
                                         -----------      -----------     -----------   -----------
   Net interest income (expense)         $  (167,000)     $   258,000     $   166,000   $   257,000
                                         ===========      ===========     ===========   ===========

Depreciation and amortization            $ 1,681,000      $         -     $         -   $ 1,681,000
                                         ===========      ===========     ===========   ===========

Segment  income (loss) before taxes      $(2,967,000)     $ 1,506,000     $   136,000   $(1,325,000)
Income tax expense (benefit)              (1,127,000)         668,000          45,000      (414,000)
                                         -----------      -----------     -----------   -----------
   Net income (loss)                     $(1,840,000)     $   838,000     $    91,000   $  (911,000)
                                         ===========      ===========     ===========   ===========

Expenditures for capital assets          $(1,768,000)     $         -      $        -   $(1,768,000)
                                         ===========      ===========     ===========   ===========

                              LIFEMARK CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

                                      BALANCE SHEET
                                      -------------

                                                                       MAY 31,
                                                             ---------------------------
                                                                 1999           1998
                                                             ------------   ------------

ASSETS

Current assets:
  Cash and cash equivalents                                  $  3,908,000   $  3,744,000
  Accounts and notes receivable and unbilled services, net      3,800,000      2,402,000
  Due from subsidiaries                                           974,000        835,000
  Prepaid expenses and other current assets                       847,000        373,000
  Deferred income taxes, net                                      333,000        462,000
                                                             ------------   ------------
       Total current assets                                     9,862,000      7,816,000

Related party notes receivable                                    169,000        180,000
Property and equipment, net                                     4,205,000      4,609,000
Goodwill, net                                                   2,462,000      2,826,000
Investment in subsidiaries                                      7,879,000      6,434,000
Other assets                                                      276,000        172,000
                                                             ------------   ------------
Total assets                                                 $ 24,853,000   $ 22,037,000
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $    744,000   $    579,000
  Accrued expenses                                              3,501,000      3,183,000
  Current portion of related party long-term debt                 876,000        339,000
  Current portion of long-term debt                                23,000         67,000
                                                             ------------   ------------
       Total current liabilities                                5,144,000      4,168,000

  Long-term debt                                                  211,000              -
  Related party long-term debt                                  3,440,000      4,128,000
  Deferred income taxes                                           155,000        238,000
                                                             ------------   ------------
       Total liabilities                                        8,950,000      8,534,000

Stockholders' equity:
  Common stock, $0.01 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 4,808,000 shares and
     4,671,000 shares                                              48,000         47,000
  Capital in excess of par value                               16,148,000     15,702,000
  Interest in earnings of subsidiaries                          2,925,000      1,480,000
  Accumulated deficit                                          (3,218,000)    (3,726,000)
                                                             ------------   ------------
     Total stockholders' equity                                15,903,000     13,503,000
                                                             ------------   ------------
                                                             $ 24,853,000   $ 22,037,000
                                                             ============   ============

         The accompanying note is an integral part of these statements.

                              LIFEMARK CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

                              STATEMENT OF OPERATIONS
                              -----------------------

                                                FOR THE YEARS ENDED MAY 31,
                                        ------------------------------------------
                                            1999           1998           1997
                                        ------------   ------------   ------------

Revenues                                $ 44,214,000   $ 30,951,000   $ 12,197,000
                                        ------------   ------------   ------------

Direct cost of operations                 24,031,000     18,443,000      7,640,000
Marketing, sales and administrative       18,994,000     12,694,000      7,987,000
                                        ------------   ------------   ------------

   Total costs and expenses               43,025,000     31,137,000     15,627,000
                                        ------------   ------------   ------------

Operating income (loss)                    1,189,000       (186,000)    (3,430,000)
                                        ------------   ------------   ------------

Interest income                              183,000        154,000         83,000
Interest expense                            (393,000)      (432,000)      (248,000)
                                        ------------   ------------   ------------

Net interest expense                        (210,000)      (278,000)      (165,000)
                                        ------------   ------------   ------------

Income (loss) from
  operations before income taxes             979,000       (464,000)    (3,595,000)

Provision (benefit) for income taxes         471,000         13,000     (1,127,000)
                                        ------------   ------------   ------------

Net income (loss) from operations
  before earnings of subsidiaries            508,000       (477,000)    (2,468,000)

Income in subsidiaries                     1,445,000      1,309,000      1,557,000
                                        ------------   ------------   ------------

Net income (loss)                       $  1,953,000   $    832,000   $   (911,000)
                                        ============   ============   ============

         The accompanying note is an integral part of these statements.

                              LIFEMARK CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

                                       STATEMENT OF CASH FLOWS
                                       -----------------------

                                                                 FOR THE YEARS ENDED MAY 31,
                                                          ------------------------------------------
                                                              1999           1998           1997
                                                          ------------   ------------   ------------

Cash flows from operating activities:
  Net income (loss)                                       $  1,953,000   $    832,000   $   (911,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Bad debt expense                                                  -              -        311,000
   Depreciation and amortization                             2,231,000      1,941,000        808,000
   (Gain) loss on sale of property and equipment               (10,000)        31,000        115,000
   Deferred income taxes                                        46,000       (118,000)       136,000
   Interest on long term debt                                  297,000        285,000        188,000
   Tax benefit from exercise of stock options                  111,000              -              -
   (Income) loss in subsidiaries                            (1,445,000)    (1,309,000)    (1,557,000)
   Changes in assets and liabilities:
     Accounts receivable and unbilled services              (1,398,000)       236,000        151,000
     Due to (from) subsidiaries                               (139,000)      (579,000)    (1,644,000)
     Prepaid expenses and other current assets                (474,000)       770,000       (687,000)
     Accounts payable                                          165,000        179,000          2,000
     Accrued expenses                                          318,000        918,000        655,000
     Loss contract reserve                                           -              -        (70,000)
     Other assets                                             (104,000)       (27,000)       (79,000)
                                                          ------------   ------------   ------------
  Net cash provided by (used in) operating activities        1,551,000      3,159,000     (2,582,000)
                                                          ------------   ------------   ------------

Cash flows from investing activities:
  Investment in CHUSA                                                -              -        (10,000)
  Purchase of property and equipment                        (1,577,000)    (2,509,000)    (1,346,000)
  Proceeds from sale of property and equipment                 164,000          9,000        645,000
  Related party note receivable                                 11,000        492,000      1,696,000
                                                          ------------   ------------   ------------
Net cash provided by (used in) investing activities         (1,402,000)    (2,008,000)       985,000
                                                          ------------   ------------   ------------

Cash flows from financing activities:
  Cash infusion from related parties                                 -          5,000              -
  Due to Medicus Systems Corporation                                 -              -       (647,000)
  Issuance of long-term debt                                   234,000              -      3,206,000
  Payment of long-term debt                                   (555,000)      (473,000)             -
  Redemption of voting preferred stock                               -         (7,000)             -
  Issuance of common stock                                     712,000      1,208,000         66,000
  Repurchase of common stock                                  (376,000)             -              -
  Issuance of common stock warrants                                  -              -        121,000
                                                          ------------   ------------   ------------
Net cash provided by financing activities                       15,000        733,000      2,746,000
                                                          ------------   ------------   ------------

Net increase in cash and cash equivalents                      164,000      1,884,000      1,149,000
Cash and cash equivalents, beginning of period               3,744,000      1,860,000        711,000
                                                          ------------   ------------   ------------
Cash and cash equivalents, end of period                  $  3,908,000   $  3,744,000   $  1,860,000
                                                          ============   ============   ============

         The accompanying note is an integral part of these statements.

                              LIFEMARK CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTE TO THE CONDENSED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

The condensed financial statements of the registrant ("Lifemark") should be read in conjunction with the consolidated financial statements, which are included elsewhere herein. On June 1, 1997, the operations of Managed Care Solutions of Arizona, Inc., an Arizona Corporation, were merged with those of Managed Care Solutions, Inc., a Delaware Corporation. The increase in total assets of $3,242,000 and total liabilities of $3,611,000 has been treated as a non-cash transaction for the purpose of the Statement of Cash Flows.

                              LIFEMARK CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                  Balance at   Charged to    Charged to                      Balance at
                                  Beginning    Costs and       Other                             End
DESCRIPTION                       OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS (1)    OF PERIOD
-----------                       ---------    ----------    ----------    --------------    ----------

YEAR ENDED MAY 31, 1997

Allowance for doubtful accounts  $  624,000    $1,201,000     $      -       $(361,000)      $1,464,000
                                  1,145,000             -            -        (397,000)         748,000
Tax valuation allowance

YEAR ENDED MAY 31, 1998

Allowance for doubtful accounts  $1,464,000    $   23,000     $      -       $(874,000)      $  613,000
Tax valuation allowance             748,000             -            -        (351,000)         397,000

YEAR ENDED MAY 31, 1999

Allowance for doubtful accounts  $  613,000    $        -     $      -       $(578,000)      $   35,000
Tax valuation allowance             397,000             -            -        (397,000)               -

(1) Deductions from allowance for doubtful accounts represent collections for amounts previously written off or changes in estimated collectible balances.