Form 10-Q
period 1999-08-31
LIFEMARK CORP /DE/
filed 1999-10-15
CIK 876625

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-19393


                             LIFEMARK CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                        36-3338328
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

There were 4,808,068 shares of common stock outstanding as of October 1, 1999.

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


Part I      FINANCIAL INFORMATION


   Item 1.  Financial Statements


            Consolidated Balance Sheets......................................3


            Consolidated Statements of Income................................4


            Consolidated Statements of Cash Flows............................5


            Notes to Unaudited Consolidated Financial Statements...........6-8


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................8-12


Part II     OTHER INFORMATION


   Item 4.  Annual Meeting of Stockholders..................................12


   Item 6.  Exhibits and Reports on Form 8-K................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    LIFEMARK CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 31,      MAY 31,
                                                                 1999           1999
                                                             ------------   ------------
                                                              (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents, including restricted
    cash of $10,254,000 and $9,713,000, respectively         $ 13,862,000   $ 13,792,000
  Short-term investments                                                -        501,000
  Accounts and notes receivable and unbilled services, net      5,747,000      5,886,000
  Deferred income taxes, net                                    1,216,000      1,213,000
  Prepaid expenses and other current assets                       619,000        882,000
                                                             ------------   ------------
    Total current assets                                       21,444,000     22,274,000

Related party notes receivable                                    565,000        568,000
Property and equipment, net                                     4,519,000      4,205,000
Performance bonds                                               4,423,000      4,203,000
Goodwill, net                                                   2,370,000      2,462,000
Other assets                                                    1,004,000      1,108,000
                                                             ------------   ------------
                                                             $ 34,325,000   $ 34,820,000
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                           $    480,000   $    659,000
  Accrued medical claims                                        8,461,000      8,662,000
  Risk pool payable                                               667,000        691,000
  Related party risk pool payable                                 175,000        152,000
  Accrued compensation                                          1,971,000      2,464,000
  Other accrued expenses                                        1,607,000      1,750,000
  Current portion of related party interest payable               788,000        710,000
  Current portion of long-term debt                                37,000         23,000
                                                             ------------   ------------
    Total current liabilities                                  14,186,000     15,111,000

Long-term debt                                                    445,000        211,000
Related party long-term debt                                    3,453,000      3,440,000
Deferred income taxes, net                                        124,000        155,000
                                                             ------------   ------------
    Total liabilities                                          18,208,000     18,917,000
                                                             ------------   ------------

Commitments and Contingencies                                           -              -

Stockholders' Equity:
  Common stock, $0.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding 4,808,000 shares                        48,000         48,000
  Capital in excess of par value                               16,148,000     16,148,000
  Accumulated deficit                                             (79,000)      (293,000)
                                                             ------------   ------------
    Total stockholders' equity                                 16,117,000     15,903,000
                                                             ------------   ------------
                                                             $ 34,325,000   $ 34,820,000
                                                             ============   ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              LIFEMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                           --------------------------------
                                            AUGUST 31,          AUGUST 31,
                                               1999                1998
                                           ------------        ------------

Revenues                                   $ 23,609,000        $ 19,244,000
                                           ------------        ------------

Direct cost of operations                    17,850,000          14,300,000
Marketing, sales and administrative           5,535,000           4,387,000
                                           ------------        ------------

Total costs and expenses                     23,385,000          18,687,000
                                           ------------        ------------

Operating income                                224,000             557,000
                                           ------------        ------------

Interest income                                 255,000             253,000
Interest expense                               (100,000)            (90,000)
                                           ------------        ------------

   Net interest income                          155,000             163,000
                                           ------------        ------------

Income before income taxes                      379,000             720,000

Provision for income taxes                      165,000             298,000
                                           ------------        ------------

Net income                                 $    214,000        $    422,000
                                           ============        ============


Net income per share - basic               $       0.04        $       0.09
                                           ============        ============

Weighted average common shares
   outstanding - basic                        4,808,000           4,694,000
                                           ============        ============


Net income per share - assuming dilution   $       0.04        $       0.08
                                           ============        ============


Weighted average common shares
   outstanding - assuming dilution            4,865,000           6,044,000
                                           ============        ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              LIFEMARK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   --------------------------
                                                      AUGUST        AUGUST
                                                        31,           31,
                                                       1999          1998
                                                   -----------    -----------
Cash flows from operating activities:
   Net income                                      $   214,000    $   422,000
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
   Bad debt expense                                      7,000              -
   Depreciation and amortization                       536,000        560,000
   Loss on sale of property and equipment                7,000              -
   Deferred income taxes                               (34,000)         1,000
   Interest on long-term debt                           78,000         41,000
   Changes in assets and liabilities:
      Accounts receivable and unbilled services        132,000     (1,454,000)
      Prepaid expenses and other current assets        263,000        (55,000)
      Accounts payable                                (179,000)      (330,000)
      Accrued medical claims                          (201,000)       825,000
      Risk pool payable                                (24,000)       (21,000)
      Related party risk pool payable                   23,000         (6,000)
      Accrued compensation                            (493,000)      (214,000)
      Accrued expenses                                (143,000)       (14,000)
      Other assets                                     104,000       (134,000)
                                                   -----------    -----------
Net cash provided (used) by operating activities       290,000       (379,000)
                                                   -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                 (767,000)      (265,000)
   Proceeds from sale of property and equipment         12,000         32,000
   Proceeds from maturity/sale of short-term
      investments                                      501,000          3,000
   Proceeds from related party notes receivable          3,000        131,000
   Purchases of assets securing performance bond      (220,000)      (100,000)
                                                   -----------    -----------
Net cash used in investing activities                 (471,000)      (199,000)
                                                   -----------    -----------

Cash flows from financing activities:
   Proceeds from (payments on) long-term debt          251,000       (167,000)
   Proceeds from common stock issuance                       -        111,000
                                                   -----------    -----------
Net cash provided (used) by financing activities       251,000        (56,000)
                                                   -----------    -----------

Net increase in cash and cash equivalents               70,000       (634,000)
Cash and cash equivalents, beginning of period      13,792,000     12,764,000
                                                   -----------    -----------
Cash and cash equivalents, end of period           $13,862,000    $12,130,000
                                                   ===========    ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              LIFEMARK CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
---------------------------

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Lifemark Corporation ("Lifemark" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1999.

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

The following is the computation of the reconciliation of the numerators and denominators of net income per common share - basic and net income per common share assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                                          THREE MONTHS ENDED
                                            -----------------------------------------------------------------------------
                                                       AUGUST 31, 1999                          AUGUST 31, 1998
                                            --------------------------------------  -------------------------------------

                                               Income        Shares      Per Share    Income        Shares      Per Share
                                             (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                                            ------------  -------------  ---------  -----------  -------------  ---------
Net income per common share:
  Income available to common stockholders   $    214,000      4,808,000  $    0.04  $   422,000      4,694,000  $    0.09
Effect of dilutive securities:
  Stock options and warrants                           -         57,000                       -        494,000
  Convertible notes                                    -              -                  40,000        856,000
                                            ------------  -------------             -----------  -------------

Net income per common share,
  assuming dilution:
  Income available to common
    stockholders and assumed conversions    $    214,000      4,865,000  $    0.04  $   462,000      6,044,000  $    0.08
                                            ============  =============  =========  ===========  =============  =========

NOTE 3 - RESTRICTIONS ON FUND TRANSFERS
---------------------------------------

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 1999, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $10,391,000 at August 31, 1999, with deposit and reserve requirements (performance bonds) representing $4,423,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,968,000.

NOTE 4 - BUSINESS SEGMENTS
--------------------------

The Company's business segments consist of management services, long-term care health services and acute care health services. The management services segment is engaged in the business of administering risk-based managed care plans and programs in seven states. Long-term care health services is comprised of Ventana Health Systems, Inc. ("Ventana"), which is a long-term care Medicaid health plan operating in seven counties in Arizona, and Lifemark At Home, Inc., which provides in-home personal, respite, companionship and homemaking services to recipients in Arizona. Acute care health services consists of Arizona Health Concepts, Inc. ("AHC"), an acute care Medicaid health plan currently operating in two counties in Arizona.

Information concerning operations by business segment follows:


                                                   For the Three Months Ended August 31, 1999
                                         ---------------------------------------------------------------

                                           Management    Long-Term Care     Acute Care
                                            Services     Health Services  Health Services      Totals
                                         -------------   --------------   --------------    ------------
Total revenues from reportable segments  $  12,511,000   $    8,085,000   $    4,764,000    $ 25,360,000
Intersegment revenues                       (1,399,000)        (352,000)               -      (1,751,000)
                                         -------------   --------------   --------------    ------------
  Total consolidated revenues            $  11,112,000   $    7,733,000   $    4,764,000    $ 23,609,000
                                         =============   ==============   ==============    ============

Interest income                          $      64,000   $      130,000   $       64,000    $    258,000
Intersegment interest income                         -           (3,000)               -          (3,000)
Interest expense                              (103,000)               -                -        (103,000)
Intersegment interest expense                    3,000                -                -           3,000
                                         -------------   --------------   --------------    ------------
  Net interest income (expense)          $     (36,000)  $      127,000   $       64,000    $    155,000
                                         =============   ==============   ==============    ============

Depreciation and amortization            $     536,000   $            -   $            -    $    536,000
                                         =============   ==============   ==============    ============
Segment income (loss) before taxes       $     199,000   $      362,000   $     (182,000)   $    379,000
Income tax (expense) benefit                   (96,000)        (138,000)          69,000        (165,000)
                                         -------------   --------------   --------------    ------------
  Net income                             $     103,000   $      224,000   $     (113,000)   $    214,000
                                         =============   ==============   ==============    ============

Expenditures for capital assets          $     767,000   $            -   $            -    $    767,000
                                         =============   ==============   ==============    ============

Segment total assets                     $  24,560,000   $   12,798,000   $    6,416,000    $ 43,774,000
Intersegment assets                         (8,935,000)        (210,000)        (304,000)     (9,449,000)
                                         -------------   --------------   --------------    ------------
  Total assets                           $  15,625,000   $   12,588,000   $    6,112,000    $ 34,325,000
                                         =============   ==============   ==============    ============

                                                  For the Three Months Ended August 31, 1999
                                         ---------------------------------------------------------------

                                           Management    Long-Term Care     Acute Care
                                            Services     Health Services  Health Services      Totals
                                         -------------   --------------   --------------    ------------

Total revenues from reportable segments  $   9,855,000   $    6,880,000   $    3,931,000    $ 20,666,000
Intersegment revenues                       (1,152,000)        (270,000)               -      (1,422,000)
                                         -------------   --------------   --------------    ------------
  Total consolidated revenues            $   8,703,000   $    6,610,000   $    3,931,000    $ 19,244,000
                                         =============   ==============   ==============    ============

Interest income                          $      49,000   $      121,000   $       93,000    $    263,000
Intersegment interest income                         -          (10,000)               -         (10,000)
Interest expense                              (100,000)               -                -        (100,000)
Intersegment interest expense                   10,000                -                -          10,000
                                         -------------   --------------   --------------    ------------
  Net interest income (expense)          $     (41,000)  $      111,000   $       93,000    $    163,000
                                         =============   ==============   ==============    ============

Depreciation and amortization            $     560,000   $            -   $            -    $    560,000
                                         =============   ==============   ==============    ============

Segment income before taxes              $      99,000   $      552,000   $       69,000    $    720,000
Income tax expense                             (57,000)        (214,000)         (27,000)       (298,000)
                                         -------------   --------------   --------------    ------------
  Net income                             $      42,000   $      338,000   $       42,000    $    422,000
                                         =============   ==============   ==============    ============

Expenditures for capital assets          $     265,000   $            -   $            -    $    265,000
                                         =============   ==============   ==============    ============

Segment total assets                     $  21,953,000   $   11,008,000   $    7,947,000    $ 40,908,000
Intersegment assets                         (7,901,000)        (572,000)         (33,000)     (8,506,000)
                                         -------------   --------------   --------------    ------------
  Total assets                           $  14,052,000   $   10,436,000   $    7,914,000    $ 32,402,000
                                         =============   ==============   ==============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Lifemark Corporation ("Lifemark" or the "Company"), formerly Managed Care Solutions, Inc., is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. Two subsidiaries of the Company, Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC"), derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and primary care health services, respectively, to qualified members. The contract periods expire September 30, 2000 and September 30, 2002 for Ventana and AHC, respectively. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for members.

The Company also provides contract management services to county and state governmental units and other health care organizations. The Company has nine contracts with multi-year terms that contemplate continued renewals, for services, which expire at various dates through the year 2002.

RESULTS OF OPERATIONS

Consolidated revenues for the three-month period ended August 31, 1999 increased 23% over the same period of the previous year to $23,609,000. Direct cost of operations increased 25% over the comparable period of the previous fiscal year to $17,850,000. Direct cost of operations, as a percentage of revenue was 76% for the three-month period ended August 31, 1999 versus 74% for the same period of the prior fiscal year. The increase in both revenues and direct expenses was due to growth in enrollment in certain plans covered by management contracts, coupled with growth in membership of Ventana and AHC.

MANAGEMENT SERVICES. Revenues for the three-month period ended August 31, 1999 related to fees generated from management services of health plans and programs increased 28% to $11,112,000 from $8,703,000 for the comparable period of the prior fiscal year. The increase is primarily due to enrollment increases in the Community Choice Michigan, Rio Grande HMO and AlohaCare plans, as well as the acquisition of AdviNet, Inc. in March 1999. The Company also renegotiated its administrative service agreement with AlohaCare. The one-year agreement, effective August 1, 1999, provides for higher revenues for Lifemark.

Direct cost of operations for the three-month periods ended August 31, 1999 and 1998 included $6,805,000 and $5,345,000, respectively, related to fees generated from management services of health plans and programs. The direct cost of operations for management services as a percentage of related revenue remained constant at 61% for the three-month periods ended August 31, 1999 and 1998.

LONG-TERM CARE HEALTH SERVICES. Long-term care health or personal services, which consist of operations of Ventana and Lifemark At Home, Inc. (formerly Community Health USA, Inc.), generated revenues of $7,733,000 and $6,610,000, for the three-month periods ended August 31, 1999 and 1998, respectively, which represents a 17% increase. The increase in fiscal year 2000 is primarily related to an increase in average monthly membership for Ventana from approximately 1,200 for the three-month period ended August 31, 1998 to approximately 1,400 for the three-month period ended August 31, 1999, coupled with an average increase of approximately 4% in the capitation rate received by Ventana from AHCCCSA.

Direct cost of operations related to long-term care health services for the three-month periods ended August 31, 1999 and 1998 were $6,543,000 and $5,387,000, respectively. The primary reason for the increase is the growth in membership in Ventana. Direct cost of operations as a percentage of related revenue were 85% and 82% for the three-month periods ended August 31, 1999 and 1998, respectively. The increase is primarily due to a significant rise in pharmacy costs for Ventana resulting from a terminated capitation contract with a pharmaceutical company and an increase in hospital and adult care home expenses as a result of current patient mix. The Company is unable to determine if future patient mixes would significantly differ from the current patient mix to yield lower operating costs.

ACUTE CARE HEALTH SERVICES. Acute care health services, which consists of the operations of AHC, generated an increase in revenues of 21% to $4,764,000 for the three-month period ended August 31, 1999 from $3,931,000 for the comparable prior year period. The increase is due to an increase in average monthly membership from approximately 8,300 to 9,600 for the three-month periods ended August 31, 1998 and 1999, respectively, along with an average increase of approximately 6% in the capitation rate received by AHC from AHCCCSA.

Direct cost of operations related to acute care health services for the three-month periods ended August 31, 1999 and 1998 were $4,503,000 and $3,582,000, respectively. The principal reason for the increase is the growth in enrollment for AHC. Direct cost of operations as a percentage of related revenue were 95% and 91% for the three-month periods ended August 31, 1999 and 1998, respectively. The increase is due to higher utilization of health care services by AHC members, specifically for inpatient services. The company is unable to determine if future utilization of healthcare services would differ from the current utilization to yield lower operating costs.

MARKETING, SALES AND ADMINISTRATIVE. Marketing, sales and administrative expenses as a percentage of consolidated revenue for the three-month period ended August 31, 1999 remained at 23%, which is consistent with the comparable period of the prior year. Marketing, sales and administrative expenses for the three-month period ended August 31, 1999 include the obligation to make severance payments pursuant to the terms of an employment agreement with Michael D. Hernandez, the Company's former Chief Executive Officer. In addition, marketing, sales and administrative expenses include consulting fees related to management reorganization and process redesign intended to improve the Company's service delivery system. The Company does not anticipate significant consulting fees related to this initiative in the future.

INTEREST  INCOME.    Interest  income  for   the   three-month    period   ended
August 31, 1999 was $255,000 versus $253,000 for the same period of the previous year.

INTEREST EXPENSE. Interest expense was $100,000 for the three-month period ended August 31, 1999 as compared to $90,000 for the comparable period of the prior fiscal year. Interest expense is primarily attributable to outstanding secured convertible term loans in an aggregate principal amount of $3,300,000 issued by the Company in October 1996, along with an interim funding agreement obtained during the fourth quarter of fiscal year 1999.

INCOME TAXES. The income tax expense was $165,000 and $298,000 for the three-month periods ended August 31, 1999 and 1998, respectively. The effective tax rates were 44% and 41%. These rates were higher than the statutory rates for the respective periods, primarily due to the amortization of non-deductible goodwill expenses.

NET INCOME. Net income for the three-month periods ended August 31, 1999 and 1998 was $214,000 and $422,000, respectively. The primary reason for the decrease in profitability are the increases in direct expenses of the long-term care and acute care health service segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $13,862,000 from $12,130,000 for the corresponding period of the prior fiscal year. Operating activities generated $290,000 for the three-month period ended August 31, 1999 versus using $379,000 in the same period of the previous fiscal year. The primary source of cash for the three-month period ended August 31, 1999 was earnings before non-cash charges partially offset by the decrease in accrued compensation. The primary use of cash for the three-month period ended August 31, 1998 was an increase in accounts receivable as a result of delay in receipt of management fees from the State of Indiana.

Investing activities used $471,000 for the three-month period ended August 31, 1999 as compared to $199,000 for the same period of the previous fiscal year. During the three-month period ended August 31, 1999, cash was used to purchase $767,000 of fixed assets and to increase assets securing performance bonds by $220,000, partially offset by cash generated from the maturity of short-term investments of $501,000. The primary use of funds during the three-month period ended August 31, 1998 was the purchase of $265,000 of fixed assets, partially offset by payments received on notes receivable.

Financing activities generated $251,000 for the three-month period ended August 31, 1999 versus using $56,000 for the same period of the prior fiscal year. Funds received pursuant to an interim funding agreement with a bank were the primary source of cash for the current period. For the three-month period ended August 31, 1998, principal payments on long-term debt were the primary use of funds, partially offset by proceeds received from common stock issuance related to stock option exercises.

Certain  of  the  Company's   operating   subsidiaries   are  subject  to  state
regulations, which require compliance with net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 1999, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $10,391,000 at August 31, 1999, with deposit and reserve requirements (performance bonds) representing $4,423,000 of the
Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,968,000. Funds provided by Ventana to Lifemark under loan agreements totaled $77,000 at August 31, 1999. Ventana provided these loans in the normal course of operations. All such agreements were pre-approved as required by the Arizona Health Care Cost Containment System Administration.

The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 2000.


YEAR 2000 ISSUES

Many existing computer systems may not recognize and process dates after December 31, 1999. Therefore, certain hardware and software, including that utilized by the Company, may have to be modified and/or reprogrammed to properly function in the year 2000 and beyond. The Company's year 2000 committee has assessed all internal-use hardware, software, non-information systems equipment, procedures and business processes. An inventory of the Company's hardware and software has been obtained. There were several computer systems that did not properly recognize the year 2000. Therefore, the Company has replaced several older critical systems and plans to modify the remaining systems prior to December 31,1999. The year 2000 committee continues to research year 2000 issues with vendors, clients and state agencies.

The Company's operations continue to rely on automated systems and systems applications. The internally developed software ("MC1") used to process claims and pay providers is in the final stages of testing. To date, the Company has certified the MC1 system for five health plans as year 2000 compliant.
Furthermore, the Company has tested its hardware and is in the process of testing software to assess the representations of Oracle Corporation and other vendors, who claim their hardware and software to be year 2000 compliant.

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

The Company has spent approximately $114,000 to date preparing and analyzing year 2000 issues. It anticipates year 2000 costs to reach approximately $250,000. There can be no assurances that the Company's current systems or those acquired in the future do not or will not contain undetected defects associated with year 2000 issues that may result in material costs to the Company.

The Company is currently in the process of finalizing a contingency plan to address issues that may arise due to the lack of systems being year 2000 compliant. The contingency plan encompasses the Company's year 2000 efforts and will contain general procedures to deal with year 2000 problems.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets and liabilities including cash and cash equivalents, short-term investments and long-term debt. The Company does not expect changes in interest rates to have a significant effect on the Company's operations, cash flow or financial position.


PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held September 13, 1999:

DESCRIPTION OF MATTER                Votes Cast For       Authority Withheld
                                     --------------       ------------------
ELECTION OF DIRECTORS

Rhonda E. Brede                         4,280,475              17,337
Richard C. Jelinek                      4,280,408              17,404
John G. Lingenfelter                    4,280,569              17,243
William G. Brown                        4,280,541              17,271
Henry M. Kaldenbaugh                    4,280,641              17,171
Risa Lavizzo-Mourey                     4,280,641              17,171


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (27) Financial data schedule.

          (b)  Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        LIFEMARK CORPORATION

                        By:    /S/ RHONDA E. BREDE
                               ----------------------------------------------
                               Rhonda E. Brede, President and Chief Operating Officer
                               (Principal Executive Officer)

                        By:    /S/ MICHAEL J. KENNEDY
                               --------------------------------------------
                               Michael J. Kennedy, Vice President and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)

                        Dated: October 12, 1999