Form 10-Q
period 1999-11-30
LIFEMARK CORP /DE/
filed 2000-01-14
CIK 876625

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

There were 5,084,673 shares of common stock outstanding as of January 13, 2000.

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


            Notes to Unaudited Consolidated Financial Statements............6-9


     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................10-13

     Item 3.Quantitative and Qualitative Disclosures About Market Risk.......13


Part II     OTHER INFORMATION


     Item 6.Exhibits and Reports on Form 8-K.................................14

      PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                    LIFEMARK CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                              NOVEMBER 30,     MAY 31,
                                                                 1999           1999
                                                             -------------- -------------
                                                             (UNAUDITED)
      ASSETS
      ------
      Current Assets:
       Cash and cash equivalents, including restricted
         cash of $9,355,000 and $9,713,000, respectively     $ 13,884,000   $ 13,792,000
       Short-term investments                                           -        501,000
       Accounts and notes receivable and unbilled services, net 5,362,000      5,886,000
       Deferred income taxes, net                               1,103,000      1,213,000
       Prepaid expenses and other current assets                1,214,000        882,000
                                                             ------------   ------------
         Total current assets                                  21,563,000     22,274,000

      Related party notes receivable                              387,000        568,000
      Property and equipment, net                               4,891,000      4,205,000
      Performance bonds                                         6,601,000      4,203,000
      Goodwill, net                                             2,279,000      2,462,000
      Other assets                                              1,014,000      1,108,000
                                                             ------------   ------------
         Total assets                                        $ 36,735,000   $ 34,820,000
                                                             ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
      Current Liabilities:
       Accounts payable                                      $    468,000   $    659,000
       Accrued medical claims                                   9,250,000      8,662,000
       Risk pool payable                                          840,000        691,000
       Related party risk pool payable                            161,000        152,000
       Accrued compensation                                     2,273,000      2,464,000
       Other accrued expenses                                   2,455,000      1,750,000
       Current portion of related party interest payable           40,000        710,000
       Current portion of long-term debt                           84,000         23,000
                                                             ------------   ------------
         Total current liabilities                             15,571,000     15,111,000

      Long-term debt                                              717,000        211,000
      Related party long-term debt                              3,459,000      3,440,000
      Deferred income taxes, net                                  242,000        155,000
                                                             ------------ --------------
         Total liabilities                                     19,989,000     18,917,000
                                                             ------------   ------------

      Commitments and Contingencies                                     -              -

      Stockholders' Equity:
       Common stock, $0.01 par value
       Authorized - 10,000,000 shares
       Issued and outstanding 5,085,000 shares
         and 4,808,000 shares, respectively                        51,000         48,000
       Capital in excess of par value                          16,955,000     16,148,000
       Stockholder notes receivable                              (696,000)             -
       Retained earnings (accumulated deficit)                    436,000       (293,000)
                                                             ------------   ------------
         Total stockholders' equity                            16,746,000     15,903,000
                                                             ------------   ------------
                                                             $ 36,735,000   $ 34,820,000
                                                             ============   ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                        LIFEMARK CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ---------------------------    --------------------------
                                          NOVEMBER        NOVEMBER       NOVEMBER       NOVEMBER
                                             30,             30,            30,            30,
                                            1999            1998           1999           1998
                                         ------------   ------------   ------------   ------------


Revenues                                 $ 24,574,000   $ 20,639,000   $ 48,183,000   $ 39,883,000
                                         ------------   ------------   ------------   ------------

Direct cost of operations                  18,764,000     15,822,000     36,614,000     30,122,000
Marketing, sales and administrative         5,073,000      4,217,000     10,608,000      8,604,000
                                         ------------   ------------   ------------   ------------

  Total costs and expenses                 23,837,000     20,039,000     47,222,000     38,726,000
                                         ------------   ------------   ------------   ------------

Operating income                              737,000        600,000        961,000      1,157,000
                                         ------------   ------------   ------------   ------------

Interest income                               266,000        233,000        521,000        486,000
Interest expense                              (93,000)       (90,000)      (193,000)      (180,000)
                                         ------------   ------------   ------------   ------------

  Net interest income                         173,000        143,000        328,000        306,000
                                         ------------   ------------   ------------   ------------

Income before income taxes                    910,000        743,000      1,289,000      1,463,000

Provision for income taxes                    395,000        251,000        560,000        549,000
                                         ------------   ------------   ------------   ------------

Net income                               $    515,000   $    492,000   $    729,000   $    914,000
                                         ============   ============   ============   ============

Net income per share--basic              $       0.11   $       0.10   $       0.15   $       0.19
                                         ============   ============   ============   ============

Weighted average common
  shares outstanding--basic                 4,808,000      4,720,000      4,808,000      4,707,000
                                         ============   ============   ============   ============

Net income per share--assuming dilution  $       0.10   $       0.09   $       0.14   $       0.17
                                         ============   ============   ============   ============
Weighted average common shares
outstanding--assuming dilution              5,683,000      5,780,000      5,700,000      5,891,000
                                         ============   ============   ============   ============



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             LIFEMARK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                        ------------------------------
                                                         NOVEMBER 30,     NOVEMBER 30,
                                                              1999            1998
                                                        -------------    -------------

Cash flows from operating activities:
  Net income                                            $     729,000    $     914,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Bad debt expense                                             8,000                -
   Depreciation and amortization                            1,075,000        1,135,000
   Loss on sale of property and equipment                       5,000            2,000
   Deferred income taxes                                      197,000           49,000
   Interest on long-term debt                                 125,000          114,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services                516,000       (1,401,000)
     Prepaid expenses and other current assets               (332,000)           6,000
     Accounts payable                                        (191,000)         (64,000)
     Accrued medical claims                                   588,000          538,000
     Risk pool payable                                        149,000         (193,000)
     Related party risk pool payable                            9,000          (20,000)
     Accrued compensation                                    (191,000)         285,000
     Accrued expenses                                         705,000         (428,000)
     Other assets                                              94,000         (195,000)
                                                        -------------    -------------
Net cash provided by operating activities                   3,486,000          742,000
                                                        -------------    -------------

Cash flows from investing activities:
  Purchase of property and equipment                       (1,855,000)        (625,000)
  Proceeds from sale of property and equipment                285,000           56,000
  Purchase of short-term investments                                -       (1,645,000)
  Proceeds from maturity/sale of short-term investments       501,000                -
  Proceeds from related party notes receivable                181,000          117,000
  Proceeds from maturity of assets securing performance
    bond                                                    1,233,000        1,241,000
  Purchases of assets securing performance bond            (3,631,000)               -
                                                        -------------    -------------
Net cash used in investing activities                      (3,286,000)        (856,000)
                                                        -------------    -------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term debt                  562,000         (184,000)
  Interest paid on long-term debt                            (784,000)               -
  Proceeds from common stock issuance                         114,000          197,000
                                                        -------------    -------------
Net cash provided (used) by financing activities             (108,000)          13,000
                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents           92,000         (101,000)
Cash and cash equivalents, beginning of period             13,792,000       12,764,000
                                                        -------------    -------------
Cash and cash equivalents, end of period                $  13,884,000    $  12,663,000
                                                        =============    =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              LIFEMARK CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Lifemark Corporation ("Lifemark" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1999.

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


                                                                       THREE MONTHS ENDED
                                           ---------------------------------------------------------------------------
                                                     NOVEMBER 30, 1999                      NOVEMBER 30, 1998
                                           -----------------------------------    ------------------------------------
                                             Income        Shares      Per Share    Income       Shares     Per Share
                                           (Numerator)  (Denominator)    Amount   (Numerator) (Denominator)   Amount
                                           -----------  -------------  ---------  -----------  ------------- ---------


Net income per common share:
  Income available to common stockholders  $   515,000      4,932,000             $   492,000     4,720,000
  Reduction in shares outstanding in
    connection with stockholder notes
    receivable                                  (3,000)      (124,000)                      -             -
                                           -----------      ---------             -----------  ------------
  Adjusted income available to common
    stockholders                               512,000      4,808,000  $   0.11       492,000     4,720,000  $   0.10

Effect of dilutive securities:
  Stock options and warrants                         -         18,000                       -       203,000
  Convertible notes                             40,000        857,000                  40,000       857,000
                                           -----------  -------------             -----------  ------------

Net income per common share,
  assuming dilution:
  Income available to common
    stockholders  and assumed conversions  $   552,000      5,683,000  $   0.10   $   532,000     5,780,000  $   0.09
                                           ===========  =============  ========   ===========  ============  ========



                                                                         SIX MONTHS ENDED
                                           -----------------------------------------------------------------------
                                                     NOVEMBER 30, 1999                   NOVEMBER 30, 1998
                                           -------------------------------------- -----------------------------------
                                             Income        Shares      Per Share    Income        Shares      Per Share
                                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                           -----------  -------------  ----------  -----------  -------------  ---------

Net income per common share:
  Income available to common stockholders  $   729,000      4,870,000              $   914,000      4,707,000
  Reduction in shares outstanding in
    connection with stockholder notes
    receivable                                  (3,000)       (62,000)                      -              -
                                           -----------  -------------              -----------  -------------
  Adjusted income available to common
    shareholders                               726,000      4,808,000  $     0.15      914,000      4,707,000  $   0.19

Effect of dilutive securities:
  Stock options and warrants                         -         35,000                        -        327,000
  Convertible notes                             79,000        857,000                   79,000        857,000
                                           -----------  -------------              -----------  -------------
Net income per common share,
  assuming dilution:
  Income available to common
    stockholders and assumed conversions   $   805,000      5,700,000  $     0.14  $   993,000      5,891,000  $   0.17
                                           ===========  =============  ==========  ===========  =============  ========


NOTE 3 - RESTRICTIONS ON FUND TRANSFERS

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1999, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $10,208,000 at November 30, 1999, with deposit and reserve requirements (performance bonds) representing $6,601,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $3,607,000.

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

Information concerning operations by business segment follows:

                                               For the Three Months Ended November 30, 1999
                                          -----------------------------------------------------

                                           Management     Long-Term Care     Acute Care
                                            Services      Health Services  Health Services      Totals
                                            --------      ---------------  ---------------      ------
Total revenues from reportable segments    $ 12,936,000   $    8,547,000   $   4,894,000    $  26,377,000
Intersegment revenues                        (1,443,000)        (360,000)              -       (1,803,000)
                                           ------------   --------------   -------------    -------------
   Total consolidated revenues             $ 11,493,000   $    8,187,000   $   4,894,000    $  24,574,000
                                           ============   ==============   =============    =============

Interest income                            $     64,000   $      134,000   $      69,000    $     267,000
Intersegment interest income                          -           (1,000)              -           (1,000)
Interest expense                                (94,000)               -               -          (94,000)
Intersegment interest expense                     1,000                -               -            1,000
                                           ------------   --------------   -------------    -------------
   Net interest income (expense)           $    (29,000)  $      133,000   $      69,000    $     173,000
                                           ============   ==============   =============    =============

Depreciation and amortization              $    538,000   $            -   $           -    $     538,000
                                           ============   ==============   =============    =============

Segment income (loss) before taxes         $  1,036,000   $      258,000   $    (384,000)   $     910,000

Income tax expense (benefit)                    443,000           98,000        (146,000)         395,000
                                           ------------   --------------   -------------    -------------
   Net income (loss)                       $    593,000   $      160,000   $    (238,000)   $     515,000
                                           ============   ==============   =============    =============

Expenditures for capital assets            $  1,088,000   $            -   $           -    $   1,088,000
                                           ============   ==============   =============    =============





                                             For the Three Months Ended November 30, 1998
                                             ---------------------------------------------

                                           Management      Long-Term Care     Acute Care
                                            Services       Health Services  Health Services      Totals
                                           ----------     ---------------- ----------------     --------

Total revenues from reportable segments    $ 10,634,000   $    7,435,000   $   4,057,000    $  22,126,000
Intersegment revenues                        (1,223,000)        (264,000)              -       (1,487,000)
                                           ------------   --------------   -------------    -------------
   Total consolidated revenues             $  9,411,000   $    7,171,000   $   4,057,000    $  20,639,000
                                           ============   ==============   =============    =============

Interest income                            $     37,000   $      118,000   $      86,000    $     241,000
Intersegment interest income                          -           (8,000)              -           (8,000)
Interest expense                                (98,000)               -               -          (98,000)
Intersegment interest expense                     8,000                -               -            8,000
                                           ------------   --------------   -------------    -------------
   Net interest income(expense)            $    (53,000)  $      110,000   $      86,000    $     143,000
                                           ============   ==============   =============    =============

Depreciation and amortization              $    575,000   $            -   $           -    $     575,000
                                           ============   ==============   =============    =============

Segment income (loss) before taxes         $    507,000   $      336,000   $    (100,000)   $     743,000
Income tax expense (benefit)                    198,000          123,000         (70,000)         251,000
                                           ------------   --------------   -------------    -------------
   Net income (loss)                       $    309,000   $      213,000   $     (30,000)   $     492,000
                                           ============   ==============   =============    =============

Expenditures for capital assets            $    360,000   $            -   $           -    $     360,000
                                           ============   ==============   =============    =============



                                                     For the Six Months Ended November 30, 1999
                                           --------------------------------------------------------------
                                           Management      Long-Term Care     Acute Care
                                            Services       Health Services  Health Services      Totals
                                           --------       ---------------  ---------------      ------

Total revenues from reportable segments    $ 25,447,000   $   16,632,000   $   9,658,000    $  51,737,000
Intersegment revenues                        (2,842,000)        (712,000)              -       (3,554,000)
                                           ------------   --------------   -------------    -------------
   Total consolidated revenues             $ 22,605,000   $   15,920,000   $   9,658,000    $  48,183,000
                                           ============   ==============   =============    =============

Interest income                            $    128,000   $      264,000   $     133,000    $     525,000
Intersegment interest income                          -           (4,000)              -           (4,000)
Interest expense                               (197,000)               -               -         (197,000)
Intersegment interest expense                     4,000                -               -            4,000
                                           ------------   --------------   -------------    -------------
   Net interest income (expense)           $    (65,000)  $      260,000   $     133,000    $     328,000
                                           ============   ==============   =============    =============

Depreciation and amortization              $  1,074,000   $            -   $           -    $   1,074,000
                                           ============   ==============   =============    =============

Segment income (loss) before taxes         $  1,235,000   $      620,000   $    (566,000)   $   1,289,000
Income tax expense (benefit)                    539,000          236,000        (215,000)         560,000
                                           ------------   --------------   -------------    -------------
   Net income                              $    696,000   $      384,000   $    (351,000)   $     729,000
                                           ============   ==============   =============    =============

Expenditures for capital assets            $  1,855,000   $            -   $           -    $   1,855,000
                                           ============   ==============   =============    =============

Segment total assets                       $ 25,856,000   $   13,447,000   $   6,879,000    $  46,182,000
Intersegment assets                          (8,487,000)        (400,000)       (560,000)      (9,447,000)
                                           ------------   --------------   -------------    -------------
   Total assets                            $ 17,369,000   $   13,047,000   $   6,319,000    $  36,735,000
                                           ============   ==============   =============    =============


                              For the Six Months Ended November 30, 1998
                             ---------------------------------------------

                                          Management      Long-Term Care     Acute Care
                                           Services       Health Services  Health Services      Totals
                                           ---------      ---------------- ----------------     ------

Total revenues from reportable segments    $  20,489,000  $   14,315,000   $   7,988,000    $  42,792,000
Intersegment revenues                         (2,376,000)       (533,000)              -       (2,909,000)
                                           -------------  --------------   -------------    -------------
   Total consolidated revenues             $  18,113,000  $   13,782,000   $   7,988,000    $  39,883,000
                                           =============  ==============   =============    =============

Interest income                            $      86,000  $      239,000   $     179,000    $     504,000
Intersegment interest income                           -         (18,000)              -          (18,000)
Interest expense                                (198,000)              -               -         (198,000)
Intersegment interest expense                     18,000               -               -           18,000
                                           -------------  --------------   -------------    -------------
   Net interest income (expense)           $     (94,000) $      221,000   $     179,000    $     306,000
                                           =============  ==============   =============    =============

Depreciation and amortization              $   1,135,000  $            -   $           -    $   1,135,000
                                           =============  ==============   =============    =============

Segment income (loss) before taxes         $     606,000  $      887,000   $     (30,000)   $   1,463,000
Income tax expense (benefit)                     255,000         337,000         (43,000)         549,000
                                           -------------  --------------   -------------    -------------
   Net income (loss)                       $     351,000  $      550,000   $      13,000    $     914,000
                                           =============  ==============   =============    =============

Expenditures for capital assets            $     625,000  $            -   $           -    $     625,000
                                           =============  ==============   =============    =============

Segment total assets                       $  22,761,000  $   10,963,000   $   7,500,000    $  41,224,000
Intersegment assets                           (7,725,000)       (511,000)        (54,000)      (8,290,000)
                                           -------------  --------------   -------------    -------------
   Total assets                            $  15,036,000  $   10,452,000   $   7,446,000    $  32,934,000
                                           =============  ==============   =============    =============

                                                    9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

Lifemark Corporation ("Lifemark" or the "Company"), formerly Managed Care Solutions, Inc., is involved in a variety of health care programs, many of which serve indigent and Medicaid populations. Two subsidiaries of the Company,
Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC"), derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to
provide specified long-term and acute care health services, respectively, to qualified members. The contract periods expire September 30, 2001 and September 30, 2002 for Ventana and AHC, respectively. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for members.

The Company also provides contract management services to county and state governmental units and other health care organizations. The Company's contracts typically have multi-year terms, with its existing contracts expiring at various dates through the year 2002.

RESULTS OF OPERATIONS

Consolidated revenues for the three and six-month periods ended November 30, 1999 increased 19% and 21%, respectively, over the comparable periods of the previous fiscal year. For the three and six-month periods ended November 30, 1999, direct costs of operations increased 19% and 22%, respectively, over the same periods of the previous fiscal year. The increase in both revenues and expenses is a result of growth in enrollment under certain management contracts, coupled with an increase in membership, and capitation rate received from AHCCCSA, for both Ventana and AHC.

MANAGEMENT SERVICES. For the three-month period ended November 30, 1999, revenues generated from fees for management services increased 22% to $11,493,000 from $9,411,000 for the equivalent period of the prior fiscal year. For the six-month period ended November 30, 1999, revenues generated from fees for management services increased 25% to $22,605,000 from $18,113,000 for the corresponding period of the prior fiscal year. The increases are primarily due to growth in enrollment in the Community Choice Michigan and Rio Grande HMO plans, the acquisition of AdviNet, Inc. in March 1999 and the renegotiated administrative service agreement with AlohaCare.

Direct costs of operations for the three and six-month periods ended November 30, 1999 included $6,870,000 and $13,678,000, respectively, related to fees generated from management services of health plans and programs. The direct cost of operations for management services as a percentage of related revenues for the three and six-month periods ended November 30, 1999 decreased 3% and 1%, respectively, from the comparable periods of the previous year to 60% and 61%, due in part to increased profitability from the Company's renegotiated agreement with AlohaCare, which was effective August 1, 1999 and expires July 31, 2000.

LONG-TERM CARE HEALTH SERVICES. Long-term care health and personal services, which consist of operations of Ventana and Lifemark at Home, Inc., generated revenues of $8,187,000 and $15,920,000 for the three and six-month periods ended November 30, 1999, respectively, as compared to $7,171,000 and $13,782,000 for the corresponding periods of the prior fiscal year. The revenues from long-term care health services experienced 14% and 16% growth for the three and six-month periods ended November 30, 1999, respectively, over the comparable periods of the previous fiscal year. The increases are primarily due to the growth in average monthly membership in Ventana of approximately 8% and 11% for the three and six-month periods ended November 30, 1999, coupled with an increase of approximately 4% in the capitation rate received from AHCCCSA by Ventana.

Direct costs of operations related to long-term care health services for the three and six-month periods ended November 30, 1999 were $7,042,000 and $13,581,000, respectively, versus $6,066,000 and $11,455,000 for the same periods of last fiscal year. As a percentage of related revenues, direct cost of operations related to long-term care health services increased to 86% and 85% for the three and six-month periods ended November 30, 1999, respectively, versus 85% and 83% for the same periods of the previous year. The increases are primarily due to higher pharmacy costs for Ventana resulting from a terminated capitation contract with a pharmaceutical company, an increase in hospital and adult care home expenses resulting from the change in patient mix and an increase of approximately 2% in contracted nursing home rates. The Company is unable to determine if future patient mixes would significantly differ from the current patient mix to yield lower or higher operating costs.

Ventana was awarded contracts covering two additional rural Arizona counties, effective December 1, 1999. These additional counties will add approximately 550 members to Ventana's current enrollment and approximately $15,000,000 in additional revenues.

ACUTE CARE HEALTH SERVICES. Acute care health services, which consists of the operations of AHC, generated revenues of $4,894,000 and $9,658,000 for the three and six-month periods ended November 30, 1999, respectively, representing a 21% increase over the comparable periods of the prior fiscal year. The change was caused by an increase in average monthly membership of 13% and 12% for the three and six-month periods ended November 30, 1999, respectively, along with an average increase of approximately 6% in the capitation rate received by AHC from AHCCCSA.

Direct costs of operations related to acute care health services for the three and six-month periods ended November 30, 1999 were $4,852,000 and $9,355,000, respectively, versus $3,815,000 and $7,398,000 for the same periods of the previous fiscal year. The reason for the increase is the growth in average monthly membership for AHC from 8,400 to 9,400 for the six months ended November 30, 1998 and 1999, respectively. Direct costs of operations as a percentage of related revenues increased to 99% and 97% for the three and six-month periods ended November 30, 1999 versus 94% and 93% for the comparable periods of the prior fiscal year. The principal reason for the rise is higher utilization of AHC's services by its members coupled with an increase in rates paid to providers. The Company is unable to determine if future utilization of healthcare services would differ from the current utilization levels to yield lower or higher operating costs.

MARKETING, SALES AND ADMINISTRATIVE. Marketing, sales and administrative expenses as a percentage of consolidated revenue were 21% and 22%, respectively, for the three and six-month periods ended November 30, 1999 versus 20% and 22%, respectively, for the corresponding periods of the previous year. Marketing, sales and administrative expenses for the three and six-month periods ended November 30, 1999 include the obligation to make severance payments pursuant to the terms of an employment agreement with Michael D. Hernandez, the Company's former Chief Executive Officer. In addition, marketing, sales and administrative expenses include consulting fees related to management reorganization and process redesign intended to improve the Company's service delivery system. The Company does not anticipate significant consulting fees related to this initiative in the future.

INTEREST INCOME. Interest income for the three and six-month periods ended November 30, 1999 was $266,000 and $521,000 versus $233,000 and $486,000 for the same periods of the prior fiscal year. The additional income is due to growth of interest bearing cash and cash equivalents.

INTEREST EXPENSE. Interest expense was $93,000 and $193,000 for the three and the six-month periods ended November 30, 1999, respectively, as compared to $90,000 and $180,000 for the same periods of the last fiscal year. Interest expense is primarily attributable to outstanding secured convertible term loans in an aggregate principal amount of $3,300,000 issued by the Company in October 1996, along with an interim funding agreement obtained from a bank during the fourth quarter of fiscal year 1999. The Company has borrowed $796,000 under this funding agreement as of November 30, 1999.

INCOME  TAXES.   Income   tax  expense   was  $395,000  and   $560,000  for  the
three-month and six-month periods ended November 30, 1999, respectively. The effective tax rate for both periods was 43%. These rates were higher than the statutory rates for the respective periods primarily due to the amortization of non-deductible goodwill expenses. During the three-month and six-month periods ended November 30, 1998, the effective tax rates were 34% and 38%, respectively. These rates were a result of the reduction in the deferred tax valuation allowance based on the Company's assessment of the reliability of deferred tax assets partially offset by amortization of non-deductible goodwill expense.

NET INCOME. Net income for the three and six-month periods ended November 30, 1999 was $515,000 and $729,000 as compared to $492,000 and
$914,000 for the comparable periods of the previous fiscal year. The reason for the decrease in profitability for the six-month period ended November 30, 1999 is primarily due to the increase in direct expenses as a percentage of related revenue of the long-term care and acute care health service segments. This decrease is partially offset by enhanced profitability in the management services segment with the growth in enrollment in the Community Choice Michigan and Rio Grande HMO plans and additional profitability resulting from the renegotiated administrative service agreement with AlohaCare.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $13,884,000 at November 30, 1999 from $13,792,000 at May 31, 1999. Operating activities generated $3,486,000 for the six-month period ended November 30, 1999 versus $742,000 during the same period of the previous fiscal year. The primary reasons for the change in cash are earnings before non-cash charges, a refundable deposit of $650,000 obtained from AlohaCare pursuant to the terms of the renegotiated administrative services agreement, a decrease in accounts receivable related to Ventana and AHC resulting from collection of reinsurance receivables of approximately $1,263,000 and an increase in accrued medical claims. The increase in accrued medical claims is primarily due to annual increases in fee-for-service rates paid to providers along with an increase in enrollment in both Ventana and AHC.

Investing activities used $3,286,000 for the six-month period ended November 30, 1999 as compared to $856,000 during the corresponding period of the prior fiscal year. Cash of $1,855,000 was used to purchase fixed assets during the six-month period ended November 30, 1999. Additional cash of $3,631,000 was used to increase the amount of performance bonds held by Ventana partially offset by the maturity of a previously held performance bond in the amount of $1,233,000. The increase in performance bonds was necessary to satisfy requirements established by AHCCCSA. The required level of performance bonds has increased due to the expansion of Ventana into two additional counties in Arizona along with an increase in enrollment in existing counties. Other sources of cash for the six-month period ended November 30, 1999 were the maturity of a short-term investment held by Ventana of $501,000 and funds received from the sale of fixed assets to AlohaCare for $285,000 pursuant to the terms of the renegotiated administrative services agreement. During the six-month period ended November 30, 1998, cash was used to purchase $625,000 of fixed assets and $1,645,000 was used to purchase additional short-term investments.

Financing activities used $108,000 and generated $13,000 for the six-month periods ended November 30, 1999 and 1998, respectively. The primary use of cash for the current period was an interest payment of $784,000 relating to outstanding convertible debt offset by $567,000 received pursuant to an interim funding agreement and $114,000 received for common stock pursuant to the Company's employee stock purchase plan. Issuance of common stock provided $197,000 for the six-month period ended November 30, 1998, partially offset by principal payments on long-term debt.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 1999, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $10,208,000 at November 30, 1999, with deposit and reserve requirements (performance bonds) representing $6,601,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $3,607,000. There were no funds provided by Ventana to Lifemark under loan agreements at November 30, 1999.

The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 2000.

YEAR 2000 ISSUES

Many existing computer systems did not recognize or process dates after December 31, 1999. Certain hardware and software, including that utilized by the Company, had to be modified and/or reprogrammed to properly function in the year 2000 and beyond. The Company's year 2000 committee assessed all internal-use hardware, software, non-information systems equipment, procedures and business processes. An inventory of the Company's hardware and software was obtained. There were several computer systems that did not properly recognize the year 2000. Therefore, the Company replaced several older critical systems and modified remaining systems prior to December 31, 1999.

The Company has spent approximately $137,000 to date preparing and analyzing year 2000 issues. The Company systems were unaffected by the change from the year 1999 to the year 2000 with some minor exceptions which have been addressed. The Company does not anticipate significant problems or material expenditures in the future related to the year 2000 issue.

The Company realizes that there are outside influences relative to its year 2000 efforts, over which it has little or no control. The Company continues to communicate with state agencies to assess their year 2000 issues. As of the date of this report the Company has not been affected by any year 2000 problems of other parties, but such problems could arise in the future. The Company will attempt to minimize the impact of other parties' failure to resolve year 2000 problems.

FORWARD-LOOKING INFORMATION

This report contains both historical and forward-looking information. Forward-looking statements include, but are not limited to, discussion of the Company's strategic goals, new contracts, possible expansion of existing plans, expected increase in certain expenses, and cash flow. These statements speak of the Company's plans, goals or expectations and refer to estimates. The
forward-looking   statements  may  be   significantly   impacted  by  risks  and
uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Form 10-K for the year ended May 31, 1999, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation; changes in reimbursement system trends, the ability of care providers (including physician practice management groups) to comply with current contract terms; and renewal of the Company's contracts with various state and other governmental entities. Such factors also include the effects of other general business conditions, including but not limited to, government regulation, competition and general economic conditions. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.


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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

               3.1  Conformed Bylaws
              10.1  Administrative Services  Agreement between  AlohaCare,  Inc.
                     and the registrant*
              10.2  Pledge  Agreement and Promissory Note between  Rhonda  Brede and the registrant.
              10.3  Pledge  Agreement  and  Promissory   Note   between  Michael
                     Kennedy and the registrant.
              10.4  Pledge Agreement and  Promissory  Note  between Rick Jelinek and the registrant.
              10.5  Pledge Agreement and Promissory Note between Dave Decker and the registrant.
              10.6  Employment and Severance  Agreement between Rhonda Brede and the registrant.
              10.7  Employment  Agreement   between   Rick   Jelinek   and   the
                     registrant.
              10.8  Employment Agreement between Dave Decker and the registrant.
              10.9  Employment  Agreement   between   Michael  Kennedy  and  the
                     registrant.
              10.10 Severance Agreement between Rick Jelinek and the registrant.
              10.11 Severance Agreement between Dave Decker and  the registrant.
              10.12 Severance   Agreement   between  Michael   Kennedy  and  the
                     registrant.
              27    Financial data schedule.

(b)   Reports on Form 8-K

              None


          *Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        LIFEMARK CORPORATION

                        By:   /S/ RHONDA E. BREDE
                              ----------------------------------------------
                              Rhonda E. Brede, President and Chief Executive Officer (Principal Executive Officer)

                        By:   /S/ MICHAEL J. KENNEDY
                              ----------------------------------------------
                              Michael J. Kennedy, Vice President and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)

                        Dated:January 13, 2000