Form 10-Q
period 2000-02-29
LIFEMARK CORP /DE/
filed 2000-04-14
CIK 876625

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

There were 5,084,673 shares of common stock outstanding as of April 10, 2000.

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


            Notes to Unaudited Consolidated Financial Statements..........6-10


     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................11-14


     Item 3.Quantitative and Qualitative Disclosures About Market Risk......14


Part II     OTHER INFORMATION

     Item 1.Legal Proceedings...............................................15


     Item 6.Exhibits and Reports on Form 8-K................................15

      PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                            LIFEMARK CORPORATION
                                         CONSOLIDATED BALANCE SHEETS

                                                                                 FEBRUARY 29,     MAY 31,
                                                                                     2000          1999
                                                                                -------------- -------------
                                                                                (UNAUDITED)
      ASSETS
      ------
      Current Assets:
       Cash and cash equivalents, including restricted cash of $11,163,000
         and $9,713,000, respectively                                           $ 15,924,000   $ 13,792,000
       Short-term investments, including restricted investments of $2,878,000
         and none, respectively                                                    2,878,000        501,000
       Accounts and notes receivable and unbilled services, net                   19,480,000      5,886,000
       Deferred income taxes, net                                                  1,054,000      1,213,000
       Prepaid expenses and other current assets                                   1,394,000        882,000
                                                                                ------------   ------------
         Total current assets                                                   $ 40,730,000   $ 22,274,000

      Related party notes receivable                                                       -        568,000
      Property and equipment, net                                                  5,532,000      4,205,000
      Performance bonds                                                            6,823,000      4,203,000
      Goodwill, net                                                                2,188,000      2,462,000
      Other assets                                                                   321,000      1,108,000
                                                                                ------------   ------------
         Total assets                                                           $ 55,594,000   $ 34,820,000
                                                                                ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
      Current Liabilities:
       Accounts payable                                                         $    659,000   $    659,000
       Accrued medical claims                                                     25,832,000      8,662,000
       Risk pool payable                                                             654,000        691,000
       Related party risk pool payable                                               164,000        152,000
       Accrued compensation                                                        2,261,000      2,464,000
       Other accrued expenses                                                      4,070,000      1,750,000
       Current portion of related party interest payable                                   -        710,000
       Current portion of long-term debt                                           1,308,000         23,000
                                                                                ------------   ------------
          Total current liabilities                                               34,948,000     15,111,000

      Long-term debt                                                               2,581,000        211,000
      Related party long-term debt                                                   300,000      3,440,000
      Deferred income taxes, net                                                     210,000        155,000
                                                                                ------------   ------------
          Total liabilities                                                       38,039,000     18,917,000
                                                                                ------------   ------------
      Commitments and Contingencies                                                        -              -

      Stockholders' Equity:
       Common stock, $0.01 par value
       Authorized - 10,000,000 shares
       Issued and outstanding 5,085,000 shares
          and 4,808,000 shares, respectively                                          51,000         48,000
       Capital in excess of par value                                             16,955,000     16,148,000
       Stockholder notes receivable                                                 (696,000)             -
       Retained earnings (accumulated deficit)                                     1,245,000       (293,000)
                                                                                ------------   ------------
          Total stockholders' equity                                              17,555,000     15,903,000
                                                                                ------------   ------------
                                                                                $ 55,594,000   $ 34,820,000
                                                                                ============   ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                         LIFEMARK CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -----------------------------   ------------------------------
                                           FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,     FEBRUARY 28,
                                               2000           1999             2000           1999
                                          --------------  -------------   --------------  --------------

Revenues                                  $   49,650,000  $  21,573,000   $   97,832,000  $   61,456,000

Direct cost of operations                     43,418,000     16,064,000       79,226,000      45,675,000
Marketing, sales and administrative            5,108,000      5,145,000       16,522,000      14,260,000
                                          --------------  -------------   --------------  --------------

  Total costs and expenses                    48,526,000     21,209,000       95,748,000      59,935,000
                                          --------------  -------------   --------------  --------------

Operating income                               1,124,000        364,000        2,084,000       1,521,000
                                          --------------  -------------   --------------  --------------

Interest income                                  614,000        234,000        1,137,000         720,000
Interest expense                                 (99,000)       (91,000)        (292,000)       (271,000)
                                          --------------  -------------   --------------  --------------

  Net interest income                            515,000        143,000          845,000         449,000
                                          --------------  -------------   --------------  --------------

Income before income taxes                     1,639,000        507,000        2,929,000       1,970,000

Provision for income taxes                       830,000       (111,000)       1,391,000         438,000
                                          --------------  -------------   --------------  --------------

Net income                                $      809,000  $     618,000   $    1,538,000  $    1,532,000
                                          ==============  =============   ==============  ==============

Net income per share--basic               $         0.17  $        0.13   $         0.32  $         0.32
                                          ==============  =============   ==============  ==============

Weighted average common
  shares outstanding--basic                    4,850,000      4,767,000        4,822,000       4,727,000
                                          ==============  =============   ==============  ==============

Net income per share--assuming dilution   $         0.16  $        0.11   $         0.30  $         0.28
                                          ==============  =============   ==============  ==============

Weighted average common shares
  outstanding--assuming dilution               4,984,000      5,882,000        5,454,000       5,891,000
                                          ==============  =============   ==============  ==============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             LIFEMARK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                         -------------------------------
                                                           FEBRUARY 29,    FEBRUARY 28,
                                                              2000            1999
                                                         --------------  ---------------

Cash flows from operating activities:
  Net income                                             $    1,538,000  $     1,532,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Bad debt expense                                             (11,000)          (2,000)
   Depreciation and amortization                              1,615,000        1,685,000
   Loss on sale of property and equipment                         6,000            5,000
   Deferred income taxes                                        214,000         (332,000)
   Interest on long-term debt                                   163,000          165,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services              (13,583,000)      (1,410,000)
     Prepaid expenses and other current assets                 (512,000)         (93,000)
     Other assets                                               787,000         (195,000)
     Accounts payable                                                 -          913,000
     Accrued medical claims                                  17,170,000        1,273,000
     Risk pool payable                                          (37,000)        (136,000)
     Related party risk pool payable                             12,000          (35,000)
     Accrued compensation                                      (203,000)         453,000
     Accrued expenses                                         2,320,000         (379,000)
     Interest paid on long-term debt                           (844,000)               -
                                                         --------------  ---------------
Net cash provided by operating activities                     8,635,000        3,444,000
                                                         --------------  ---------------

Cash flows from investing activities:
  Purchase of property and equipment                         (2,966,000)      (1,003,000)
  Proceeds from sale of property and equipment                  290,000           55,000
  Purchase of short-term investments                         (2,878,000)      (1,645,000)
  Proceeds from maturity/sale of short-term investments         501,000          999,000
  Proceeds from related party notes receivable                  568,000          121,000
  Proceeds from maturity of assets securing performance bond          -        1,241,000
  Purchases of assets securing performance bond              (2,620,000)               -
                                                         --------------  ---------------
Net cash used in investing activities                        (7,105,000)        (232,000)
                                                         --------------  ---------------
Cash flows from financing activities:
  Proceeds from long-term debt                                3,698,000                -
  Payments on long-term debt                                 (3,210,000)        (155,000)
  Proceeds from common stock issuance                           114,000          198,000
                                                         --------------  ---------------
Net cash provided by (used in) financing activities            (602,000)          43,000
                                                         --------------  ---------------

Net increase (decrease) in cash and cash equivalents          2,132,000        3,255,000
Cash and cash equivalents, beginning of period               13,792,000       12,764,000
                                                         --------------  ---------------
Cash and cash equivalents, end of period                 $   15,924,000  $    16,019,000
                                                         ==============  ===============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              LIFEMARK CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

In management's  opinion,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Lifemark Corporation ("Lifemark" or "Company") consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1999.

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

                                                                            THREE MONTHS ENDED
                                            ---------------------------------------------------------------------------
                                                      FEBRUARY 29, 2000                        FEBRUARY 28, 1999
                                            -------------------------------------    ----------------------------------
                                               Income       Shares      Per Share     Income       Shares     Per Share
                                            (NUMERATOR)  (DENOMINATOR)    Amount    (NUMERATOR) (DENOMINATOR)  Amount
                                            ----------   ------------   ---------    ---------   -----------  ---------
Net income per common share:
  Income available to common stockholders   $  809,000   5,085,000                  $  618,000     4,767,000
  Reduction in shares outstanding in
    connection with stockholder notes
    receivable                                  (6,000)   (235,000)                          -             -
                                            ----------   ---------                  ----------   -----------
  Adjusted income available to common
    stockholders                               803,000   4,850,000      $    0.17      618,000     4,767,000  $    0.13

Effect of dilutive securities:
  Stock options and warrants                         -      56,000                           -       258,000
  Convertible notes                              3,000      78,000                      40,000       857,000
                                            ----------   ---------                  ----------   -----------
Net income per common share,
  assuming dilution:
  Income available to common
    stockholders and assumed conversions    $  806,000   4,984,000      $    0.16   $  658,000     5,882,000  $    0.11
                                            ==========   =========      =========   ==========   ===========  =========

                                                                 6


                                                                          NINE MONTHS ENDED
                                            ---------------------------------------------------------------------------
                                                      FEBRUARY 29, 2000                        FEBRUARY 28, 1999
                                            --------------------------------------   ----------------------------------
                                               Income       Shares      Per Share      Income        Shares     Per Share
                                            (NUMERATOR)  (DENOMINATOR)    Amount     (NUMERATOR)  (DENOMINATOR)  Amount
                                            -----------  -------------  ----------   -----------  ------------  ---------
Net income per common share:
  Income available to common stockholders   $ 1,538,000      4,939,000               $ 1,532,000    4,727,000
  Reduction in shares outstanding in
    connection with stockholder notes
    receivable                                  (10,000)      (117,000)                        -            -
                                            -----------  -------------               -----------  -----------
  Adjusted income available to common
    shareholders                              1,528,000      4,822,000  $     0.32     1,532,000    4,727,000   $    0.32

Effect of dilutive securities:
  Stock options and warrants                          -         42,000                         -      307,000
  Convertible notes                              83,000        590,000                   119,000      857,000
                                            -----------  -------------               -----------  -----------
Net income per common share,
  assuming dilution:
  Income available to common
    stockholders and assumed conversions    $ 1,611,000      5,454,000  $     0.30   $ 1,651,000    5,891,000   $    0.28
                                            ===========  =============  ==========   ===========  ===========   =========


NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Third party accounts and notes receivable and unbilled services consist of the following:

                                         February 29, 2000    May 31, 1999
                                         -----------------    ------------

Due from Rio Grande HMO, Inc.            $  14,216,000        $           -
Contract management receivables              3,170,000            3,869,000
Due from AHCCCSA                             1,697,000            1,810,000
Interest receivable                            170,000              147,000
Other                                          262,000               95,000
                                         -------------        -------------
                                            19,515,000            5,921,000
Less allowance for doubtful accounts            35,000               35,000
                                         -------------        -------------
Net current portion of accounts and
  notes receivables                     $   19,480,000        $   5,886,000
                                        ==============        =============

The amount due from Rio Grande HMO, Inc. primarily represents revenue earned by Lifemark of Texas, Inc. ("LMTX"), a subsidiary of the Company, which has contracted with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Health Care Services Corporation ("HCSC") as successor to Blue Cross Blue Shield of Texas ("BCBSTX").

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA and capitation receivables.

The current portion of related party notes receivable are $213,000 and none at February 29, 2000 and May 31, 1999 respectively. The related party note receivable at February 29, 2000 is due from a Director of the Company. The note bears an interest rate of 8% and matures on December 31, 2000.

NOTE 4 - RESTRICTIONS ON FUND TRANSFERS

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at February 29, 2000, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $12,429,000 at February 29, 2000, with deposit and reserve requirements representing $6,923,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,506,000.

NOTE 5 - BUSINESS SEGMENTS

The Company's business segments consist of management services, long-term care health services and acute care health services. The management services segment is engaged in the business of administering risk-based managed care plans and programs in seven states. Long-term care health services is comprised of Ventana Health Systems, Inc. ("Ventana"), which is a long-term care Medicaid health plan operating in seven counties in Arizona; Lifemark of Texas, Inc. ("LMTX") which has contracted with RGHMO to share financial risk in the state of Texas' STAR+PLUS program contract in Harris County, Texas. Lifemark At Home, Inc., which provides in-home personal, respite, companionship and homemaking services to qualified recipients in Arizona. Acute care health services consists of Arizona Health Concepts, Inc. ("AHC"), an acute care Medicaid health plan currently operating in two counties in Arizona.

Information concerning operations by business segment follows:

                                                 For the Three Months Ended February 29, 2000
                                          -----------------------------------------------------------
                                           Management    Long-Term Care      Acute Care
                                            SERVICES     HEALTH SERVICES   HEALTH SERVICES     TOTALS
                                          ------------   ---------------  ----------------     ------
Total revenues from reportable segments   $ 13,142,000   $  36,149,000      $  5,399,000   $  54,690,000
Intersegment revenues                       (4,650,000)       (390,000)                -      (5,040,000)
                                          ------------   -------------      ------------   -------------
   Total consolidated revenues            $  8,492,000   $  35,759,000      $  5,399,000   $  49,650,000
                                          ============   =============      ============   =============

Interest income                           $     84,000   $     446,000      $     84,000   $     614,000
Intersegment interest income                         -               -                 -               -
Interest expense                               (99,000)              -                 -         (99,000)
Intersegment interest expense                        -               -                 -               -
                                          ------------   -------------      ------------   -------------
   Net interest income (expense)          $    (15,000)  $     446,000      $     84,000   $     515,000
                                          ============   =============      ============   =============

Depreciation and amortization             $    541,000   $           -      $          -   $     541,000
                                          ============   =============      ============   =============

Segment income (loss) before taxes        $  1,667,000   $     (58,000)     $     30,000   $   1,639,000
                                          ============   =============      ============   =============

Expenditures for capital assets           $  1,111,000   $           -      $          -   $   1,111,000
                                          ============   =============      ============   =============


                                                   For the Three Months Ended February 28, 1999
                                          --------------------------------------------------------------
                                           Management    Long-Term Care      Acute Care
                                            SERVICES     HEALTH SERVICES   HEALTH SERVICES     TOTALS
                                          ------------   ---------------  ----------------     ------
Total revenues from reportable segments   $ 11,084,000   $   7,713,000      $  4,381,000   $  23,178,000
Intersegment revenues                       (1,302,000)       (303,000)                -      (1,605,000)
                                          ------------   -------------      ------------   -------------
   Total consolidated revenues            $  9,782,000   $   7,410,000      $  4,381,000   $  21,573,000
                                          ============   =============      ============   =============
Interest income                           $     47,000   $     118,000      $     75,000   $     240,000
Intersegment interest income                         -          (6,000)                -          (6,000)
Interest expense                               (97,000)              -           (97,000)              -
Intersegment interest expense                    6,000               -                 -           6,000
                                          ------------   -------------      ------------   -------------
   Net interest income (expense)          $    (44,000)  $     112,000      $     75,000   $     143,000
                                          ============   =============      ============   =============

Depreciation and amortization             $    543,000   $           -      $          -   $     543,000
                                          ============   =============      ============   =============

Segment income (loss) before taxes        $    103,000   $     547,000      $   (143,000)  $     507,000
                                          ============   =============      ============   =============

Expenditures for capital assets           $    378,000   $           -      $          -   $     378,000
                                          ============   =============      ============   =============

                                                       9

                                                 For the Nine Months Ended February 29, 2000
                                          -----------------------------------------------------------
                                           Management    Long-Term Care      Acute Care
                                            SERVICES     HEALTH SERVICES   HEALTH SERVICES     TOTALS
                                          ------------   ---------------  ----------------     ------

Total revenues from reportable segments   $ 38,589,000   $  52,780,000      $ 15,058,000   $ 106,427,000
Intersegment revenues                       (7,493,000)     (1,102,000)                -      (8,595,000)
                                          ------------   -------------      ------------   -------------
   Total consolidated revenues            $ 31,096,000   $  51,678,000      $ 15,058,000   $  97,832,000
                                          ============   =============      ============   =============

Interest income                           $    213,000   $     709,000      $    219,000   $   1,141,000
Intersegment interest income                         -          (4,000)                -          (4,000)
Interest expense                              (296,000)              -                 -        (296,000)
Intersegment interest expense                    4,000               -                 -           4,000
                                          ------------   -------------      ------------   -------------

   Net interest income                    $    (79,000)  $     705,000      $    219,000   $     845,000
                                          ============   =============      ============   =============

Depreciation and amortization             $  1,615,000   $           -      $          -   $   1,615,000
                                          ============   =============      ============   =============

Segment income (loss) before taxes        $  3,370,000   $     244,000      $   (685,000)  $   2,929,000
                                          ============   =============      ============   =============

Expenditures for capital assets           $  2,966,000   $           -      $          -   $   2,966,000
                                          ============   =============      ============   =============

Segment total assets                      $ 28,105,000   $  29,663,000      $  7,359,000   $  65,127,000
Intersegment assets                         (8,915,000)       (204,000)         (414,000)     (9,533,000)
                                          ------------   -------------      ------------   -------------
   Total assets                           $ 19,190,000   $  29,459,000      $  6,945,000   $  55,594,000
                                          ============   =============      ============   =============


                                                  For the Nine Months Ended February 28, 1999
                                          -----------------------------------------------------------
                                           Management    Long-Term Care      Acute Care
                                            SERVICES     HEALTH SERVICES   HEALTH SERVICES     TOTALS
                                          ------------   ---------------  ----------------     ------
Total revenues from reportable segments   $ 31,573,000   $  22,029,000      $ 12,369,000   $  65,971,000
Intersegment revenues                       (3,678,000)       (837,000)                -      (4,515,000)
                                          ------------   -------------      ------------   -------------
   Total consolidated revenues            $ 27,895,000   $  21,192,000      $ 12,369,000   $  61,456,000
                                          ============   =============      ============   =============

Interest income                           $    132,000   $     357,000      $    255,000   $     744,000
Intersegment interest income                         -         (24,000)                -         (24,000)
Interest expense                              (295,000)              -                 -        (295,000)
Intersegment interest expense                   24,000               -                 -          24,000
                                          ------------   -------------      ------------   -------------
Net interest income (expense)             $   (139,000)  $     333,000      $    255,000   $     449,000
                                          ============   =============      ============   =============

Depreciation and amortization             $  1,685,000   $           -      $          -   $   1,685,000
                                          ============   =============      ============   =============

Segment income (loss) before taxes        $    440,000   $   1,744,000      $   (214,000)  $   1,970,000
                                          ============   =============      ============   =============

Expenditures for capital assets           $  1,003,000               -                 -   $   1,003,000
                                          ============   =============      ============   =============

Segment total assets                      $ 24,388,000   $  11,665,000      $  8,314,000   $  44,367,000
Intersegment assets                         (8,337,000)       (402,000)         (105,000)     (8,844,000)
                                          ------------   -------------      ------------   -------------
   Total assets                           $ 16,051,000   $  11,263,000      $  8,209,000   $  35,523,000
                                          ============   =============      ============   =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Lifemark Corporation ("Lifemark" or the "Company"), formerly Managed Care Solutions, Inc., is involved in a variety of health care programs, many of which serve high risk and chronic populations including those covered by Medicaid and Medicare. Two subsidiaries of the Company, Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC"), derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and acute care health services, respectively, to qualified members. The contract periods expire September 30, 2001 and September 30, 2002 for Ventana and AHC, respectively. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for members.

Effective December 1, 1999, Lifemark of Texas, Inc. ("LMTX"), another subsidiary of the Company, contracted with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Health Care Service Corporation ("HCSC") formerly Blue Cross Blue Shield of Texas ("BCBSTX"), to share financial risk in the State of Texas' STAR+PLUS program contract in Harris County, Texas. The contract expires on August 31, 2001, with the option to extend the contract for two additional one-year periods upon mutual agreement. The STAR+PLUS program is the State of Texas' managed long-term care demonstration project designed to provide comprehensive managed health care services to aged, blind and disabled Medicaid beneficiaries, including those needing long-term care services. Lifemark has administered RGHMO's STAR+PLUS program ("HMO") operations since its inception in January 1998. The current annualized RGHMO revenue from this program is approximately $100 million, and enrollment is approximately 20,000 members.

The Company also provides contract management services to county and state governmental units and other health care organizations. The Company's contracts typically have multi-year terms, with its existing contracts expiring at various dates through the year 2002.

RESULTS OF OPERATIONS

Consolidated revenues for the three and nine-month periods ended February 29, 2000 increased 130% and 59%, respectively, over the comparable periods of the previous fiscal year. For the three and nine-month periods ended February 29, 2000, direct costs of operations increased 182% and 73%, respectively, over the same periods of the previous fiscal year. The increase in both revenues and expenses is primarily a result of the financial risk sharing agreement with RGHMO and growth in enrollment in the RGHMO and Community Choice Michigan plans, along with an increase in membership for both Ventana and AHC.

MANAGEMENT SERVICES. For the three-month period ended February 29, 2000, revenues generated from fees for management services decreased 13% to $8,492,000 from $9,782,000 for the equivalent period of the prior fiscal year. The decrease primarily represents the change in a contractual relationship with RGHMO from a management services agreement to a financial risk sharing agreement which resulted in a reclassification of $2,684,000 as long-term care service revenues effective December 1, 1999. Excluding the impact of this reclassification, revenues from management services increased $1,394,000, which represents 14% growth during the current quarter as compared with the same quarter of the prior fiscal year. For the nine-month period ended February 29, 2000, revenues generated from fees for management services increased 11% to $31,096,000 from $27,895,000 for the corresponding period of the prior fiscal year. The increase during both the three and nine-month periods ended February 29, 2000, excluding the impact of the reclassification, is attributable to the growth in Community Choice Michigan enrollment, the acquisition of Advinet, Inc. in March 1999, and the renegotiated administrative services agreement with AlohaCare.

Direct costs of operations for the three and nine-month periods ended February 29, 2000 included $3,851,000 and $15,593,000 respectively, related to fees generated from management services of health plans and programs. The direct cost of operations for management services as a percentage of related revenues for the three and nine-month periods ended February 29, 2000 decreased 7% and 3%, respectively, from the comparable periods of the previous fiscal year to 45% and 50%, due in part to initiatives to strengthen Lifemark's infrastructure and technology and increased profitability from the Company's renegotiated agreement with AlohaCare, which was effective August 1, 1999 and expires July 31, 2000.

LONG-TERM CARE HEALTH SERVICES. Long-term care health and personal services, which consists of the operations of Ventana, Lifemark at Home, Inc., and LMTX, generated revenues of $35,759,000 and $51,678,000 for the three and nine-month periods ended February 29, 2000, respectively, as compared to $7,410,000 and $21,192,000 for the corresponding periods of the prior fiscal year. The increases during the three month period ended February 29, 2000 are primarily due to LMTX revenues of $23,549,000 described above under the `Introduction' caption, growth in Ventana membership with the addition of two new counties which generated revenues of $3,868,000, and the purchase of Valleywide Attendant Care in January 2000, which contributed revenues of $108,000.

Ventana was awarded contracts covering two additional rural Arizona counties, effective December 1, 1999. These additional counties added 550 members to Ventana's membership and accounted for $3,868,000 in additional revenues during the quarter ended February 29, 2000.

In January 2000, the Company acquired Valleywide Attendant Care, who performs non-medical home and community based services in Maricopa and Pinal counties in Arizona. The Company paid $143,000 for Valleywide Attendant Care and incorporated its operations into its existing Lifemark at Home, Inc. subsidiary.

Direct costs of operations related to long-term care health services for the three and nine-month periods ended February 29, 2000 were $34,359,000 and $48,373,000, respectively, versus $6,451,000 and $18,337,000 for the same periods of last fiscal year. As a percentage of related revenues, direct cost of operations related to long-term care health services increased to 96% and 94% for the three and nine-month periods ended February 29, 2000, respectively, versus 87% for both periods of the previous fiscal year. The increases are primarily due to the addition of LMTX, which experienced higher direct cost of operations as a percentage of related revenues than other long-term care services segment operations.

ACUTE CARE HEALTH SERVICES. Acute care health services, which consists of the operations of AHC, generated revenues of $5,399,000 and $15,058,000 for the three and nine-month periods ended February 29, 2000, respectively, representing a 23% and 22% increase over the comparable periods of the prior fiscal year, respectively. The change was caused by the recognition of the final prior period coverage settlement for September 30, 1999, an increase in membership of AHC and approximately 6% increase in the capitation rate received by AHC from AHCCCSA.

Direct costs of operations related to acute care health services for the three and nine-month periods ended February 29, 2000 were $5,208,000 and $15,258,000, respectively, versus $4,470,000 and $12,479,000 for the same periods of the previous fiscal year. Direct costs of operations as a percentage of related revenues decreased to 96% for the three month period ended February 29, 2000 versus 102% for the comparable period of the prior fiscal year, while the nine month period ended February 29, 2000 remained at 101% when compared to the comparable period from the prior fiscal year. The change relates to higher revenues generated by AHC due to a reconciliation of capitation reimbursement from AHCCCSA.

MARKETING, SALES AND ADMINISTRATIVE. Marketing, sales and administrative expenses decreased $37,000 to $5,108,000 for the three-month period ended February 29, 2000, when compared to the same period for the previous fiscal year. Marketing, sales and administrative expenses as a percentage of consolidated revenue were 10% and 17%, respectively, for the three and nine-month periods ended February 29, 2000 versus 24% and 23%, respectively, for the corresponding periods of the previous year. The decrease in marketing, sales and administrative expenses for the three months ended February 29, 2000 compared with the same quarter of the prior fiscal year is primarily a result of LMTX entering into the financial risk sharing agreement with RGHMO effective December 1, 1999. LMTX, similar to other health plan operations, typically experiences significantly less marketing, sales and administrative expenses as a percentage of related revenue when compared with an administrative services contract structure. An increase in profitability due to membership growth in the RGHMO and Community Choice Michigan plans has also contributed to the reduction in marketing, sales and administrative expenses as a percentage of related revenue during the current fiscal year. In addition, prior year marketing, sales and administrative expenses included consulting fees related to management reorganization and process redesign intended to improve the Company's service delivery system. The Company did not incur significant consulting fees related to this initiative in the current fiscal year.

INTEREST INCOME. Interest income for the three and nine-month periods ended February 29, 2000 was $614,000 and $1,137,000 versus $234,000 and $720,000 for the same periods of the prior fiscal year. The additional income during the current fiscal year is primarily attributable to LMTX's share of income earned on investments attributable to RGHMO's STAR+PLUS operations of $256,000 as well as the growth of the Company's interest bearing cash and cash equivalents.

INTEREST EXPENSE. Interest expense was $99,000 and $292,000 for the three and the nine-month periods ended February 29, 2000, respectively, as compared to $91,000 and $271,000 for the same periods of the last fiscal year. During the current quarter, Lifemark repaid its $3,000,000 convertible loan to HCSC, replacing it with a four-year term note with a bank. The warrant to purchase 100,000 shares of the Company's common stock held by HCSC as part of the loan transaction was also terminated. The loans mentioned above coupled with an interim funding agreement obtained from a bank during the fourth quarter of fiscal year 1999 were the primary reasons for the interest expense incurred during both the three and nine-months periods ended February 29, 2000. The Company has borrowed $841,000 under this funding agreement as of February 29, 2000.

INCOME TAXES. Income tax expense was $830,000 and $1,391,000 for the three-month and nine-month periods ended February 29, 2000, respectively. The effective tax rates were 51% and 47%, respectively. These rates were higher than the statutory rates for the respective periods primarily due to the amortization of non-deductible goodwill expense. During the three-month and nine-month periods ended February 28, 1999, the effective tax rate was 22%. These rates were a result of the reduction in the deferred tax valuation allowance of $366,000 based on the Company's assessment of the realizeability of deferred tax assets partially offset by amortization of non-deductible goodwill expense.

NET INCOME. Net income for the three and nine-month periods ended February 29, 2000 was $809,000 and $1,538,000 as compared to $618,000 and $1,532,000 for the comparable periods of the previous fiscal year. The increase in profitability for the three and nine-month periods ended February 29, 2000 is primarily due to the enhanced profitability in the management services segment with the growth in enrollment in the Community Choice Michigan and RGHMO plans. The renegotiated administrative service agreement with AlohaCare effective August 1, 1999 also contributed to the increase in net income. Additional income generated from the management services segment was partially offset by increases in direct expenses as a percentage of related revenue in the long-term care and acute care health service segments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $15,924,000 at February 29, 2000 from $13,792,000 at May 31, 1999. Operating activities generated $8,635,000 for the nine-month period ended February 29, 2000 versus $3,444,000 during the same period of the previous fiscal year. The primary reasons for the increase in cash are earnings before non-cash charges, a refundable deposit of $650,000 obtained from AlohaCare pursuant to the terms of the renegotiated administrative services agreement, receipt of a $600,000 incentive fee payment pursuant to the administrative services agreement with RGHMO, an increase in accrued income taxes and an increase in accrued medical expenses. The growth in accrued medical expenses was related to LMTX operations, and for both Ventana and AHC, the annual increases in fee-for-service rates paid to providers coupled with enrollment growth. The growth in cash was partially offset by an increase in accounts receivable caused by the financial risk sharing agreement with RGHMO and a payment of $844,000 in interest to HCSC relating to the $3,000,000 convertible debt.

Investing activities used $7,105,000 for the nine-month period ended February 29, 2000 as compared to $232,000 during the corresponding period of the prior fiscal year. Cash of $2,966,000 was used to purchase fixed assets during the nine-month period ended February 29, 2000. Other uses of cash for the nine-month period ended February 29, 2000 included the purchase of a certificate of deposit for $2,878,000. The Company pledged the certificate of deposit to RGHMO to secure its obligations under the financial risk sharing agreement with RGHMO effective December 1999. In addition, Ventana and AHC invested $2,398,000 and $222,000 in assets securing performance bonds during the nine-month period ended February 29, 2000, due to increased enrollment. During the same period, sources of cash included the sale of fixed assets to AlohaCare for $285,000 pursuant to the terms of the renegotiated administrative services agreement and maturity of Ventana's short-term investments of $501,000. During the nine-month period ended February 28, 1999, cash was used to purchase $1,003,000 of fixed assets and $1,645,000 was used to purchase additional short-term investments.

Financing activities generated $602,000 and $43,000 for the nine-month periods ended February 29, 2000 and 1999, respectively. Issuance of common stock under the employee stock purchase plan provided $198,000 for the nine-month period ended February 29, 2000 while principal payments on long-term debt utilized $155,000. During the current quarter, the Company repaid its $3,000,000 convertible loan to HCSC, replacing it with a four-year term note with a bank. The warrant held by HCSC to purchase 100,000 shares of the Company's common stock was also terminated as part of the transaction.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at February 29, 2000, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $12,429,000 at February 29, 2000, with deposit and reserve requirements (performance bonds) representing $6,923,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $5,506,000. There were no funds provided by Ventana to Lifemark under loan agreements at February 29, 2000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to an administrative services agreement with Rio Grande HMO, Inc. ("RGHMO"), a wholly owned subsidiary of HCSC. Under the agreement, the Company administers RGHMO's STAR+PLUS operations in Texas and is responsible, among other things, for developing and maintaining RGHMO's provider network and for administering the claims adjudication and payment functions. On July 5, 1997, RGHMO entered into agreement for medical services with Universal Healthplan, Inc. ("Universal"), a Texas health maintenance organization. The agreement provided for Universal to provide hospitalization services to RGHMO members through Universal's contract with Tenet Health Care Ltd. ("Tenet"), a hospital chain. Tenet asserts that RGHMO owes it approximately $6,500,000 for claims allegedly improperly denied or paid at incorrect rates. On July 1, 1999, Tenet filed a demand for arbitration against RGHMO to recover such amounts. On March 23, 2000, RGHMO filed a demand for arbitration against the Company in the same arbitration alleging that because the Company is responsible for claim adjudication, the Company should be responsible for any amount determined by the arbitrators to be due to Tenet. The Company believes that there is no valid basis for its inclusion in the arbitration action. The Company also believes its adjudication of the Tenet claims on RGHMO's behalf was appropriate and Tenet was paid what it was owed. Accordingly, the Company intends to vigorously assert its position in this matter.

The Company is also a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

              10.1  Health  Services  Agreement between Rio Grande HMO, Inc. and
                    Lifemark of Texas, Inc. *
              10.2  Amended  and   Restated  Administrative  Services  Agreement
                    between Rio Grande HMO, Inc. and the Registrant *
              27    Financial data schedule

(b)   Reports on Form 8-K

              None





* Confidential treatment requested

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

                        Dated:      April 14, 2000