Form 10-Q/A
period 2000-02-29
LIFEMARK CORP /DE/
filed 2000-04-19
CIK 876625

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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
                                                                                ============   ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                         LIFEMARK CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -----------------------------   ------------------------------
                                           FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,     FEBRUARY 28,
                                               2000           1999             2000           1999
                                          --------------  -------------   --------------  --------------

Revenues                                  $   49,650,000  $  21,573,000   $   97,832,000  $   61,456,000

Direct cost of operations                     43,418,000     16,064,000       79,226,000      45,675,000
Marketing, sales and administrative            5,108,000      5,145,000       16,522,000      14,260,000
                                          --------------  -------------   --------------  --------------

  Total costs and expenses                    48,526,000     21,209,000       95,748,000      59,935,000
                                          --------------  -------------   --------------  --------------

Operating income                               1,124,000        364,000        2,084,000       1,521,000
                                          --------------  -------------   --------------  --------------

Interest income                                  614,000        234,000        1,137,000         720,000
Interest expense                                 (99,000)       (91,000)        (292,000)       (271,000)
                                          --------------  -------------   --------------  --------------

  Net interest income                            515,000        143,000          845,000         449,000
                                          --------------  -------------   --------------  --------------

Income before income taxes                     1,639,000        507,000        2,929,000       1,970,000

Provision (benefit) for income taxes             830,000       (111,000)       1,391,000         438,000
                                          --------------  -------------   --------------  --------------

Net income                                $      809,000  $     618,000   $    1,538,000  $    1,532,000
                                          ==============  =============   ==============  ==============

Net income per share--basic               $         0.17  $        0.13   $         0.32  $         0.32
                                          ==============  =============   ==============  ==============

Weighted average common
  shares outstanding--basic                    4,850,000      4,767,000        4,822,000       4,727,000
                                          ==============  =============   ==============  ==============

Net income per share--assuming dilution   $         0.16  $        0.11   $         0.30  $         0.28
                                          ==============  =============   ==============  ==============

Weighted average common shares
  outstanding--assuming dilution               4,984,000      5,882,000        5,454,000       5,891,000
                                          ==============  =============   ==============  ==============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             LIFEMARK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                         -------------------------------
                                                           FEBRUARY 29,    FEBRUARY 28,
                                                              2000            1999
                                                         --------------  ---------------

Cash flows from operating activities:
  Net income                                             $    1,538,000  $     1,532,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Bad debt expense                                             (11,000)          (2,000)
   Depreciation and amortization                              1,615,000        1,685,000
   Loss on sale of property and equipment                         6,000            5,000
   Deferred income taxes                                        214,000         (332,000)
   Interest on long-term debt                                   163,000          165,000
   Changes in assets and liabilities:
     Accounts receivable and unbilled services              (13,583,000)      (1,410,000)
     Prepaid expenses and other current assets                 (512,000)         (93,000)
     Other assets                                               787,000         (195,000)
     Accounts payable                                                 -          913,000
     Accrued medical claims                                  17,170,000        1,273,000
     Risk pool payable                                          (37,000)        (136,000)
     Related party risk pool payable                             12,000          (35,000)
     Accrued compensation                                      (203,000)         453,000
     Accrued expenses                                         2,320,000         (379,000)
     Interest paid on long-term debt                           (844,000)               -
                                                         --------------  ---------------
Net cash provided by operating activities                     8,635,000        3,444,000
                                                         --------------  ---------------

Cash flows from investing activities:
  Purchase of property and equipment                         (2,966,000)      (1,003,000)
  Proceeds from sale of property and equipment                  290,000           55,000
  Purchase of short-term investments                         (2,878,000)      (1,645,000)
  Proceeds from maturity/sale of short-term investments         501,000          999,000
  Proceeds from related party notes receivable                  568,000          121,000
  Proceeds from maturity of assets securing performance bond          -        1,241,000
  Purchases of assets securing performance bond              (2,620,000)               -
                                                         --------------  ---------------
Net cash used in investing activities                        (7,105,000)        (232,000)
                                                         --------------  ---------------
Cash flows from financing activities:
  Proceeds from long-term debt                                3,698,000                -
  Payments on long-term debt                                 (3,210,000)        (155,000)
  Proceeds from common stock issuance                           114,000          198,000
                                                         --------------  ---------------
Net cash provided by (used in) financing activities             602,000           43,000
                                                         --------------  ---------------

Net increase (decrease) in cash and cash equivalents          2,132,000        3,255,000
Cash and cash equivalents, beginning of period               13,792,000       12,764,000
                                                         --------------  ---------------
Cash and cash equivalents, end of period                 $   15,924,000  $    16,019,000
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
                                            ===========  =============  ==========   ===========  ===========   =========


NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Third party accounts and notes receivable and unbilled services consist of the following:

                                         February 29, 2000    May 31, 1999
                                         -----------------    ------------

Due from Rio Grande HMO, Inc.            $  14,216,000        $           -
Contract management receivables              3,170,000            3,869,000
Due from AHCCCSA                             1,697,000            1,810,000
Interest receivable                            170,000              147,000
Other                                          262,000               95,000
                                         -------------        -------------
                                            19,515,000            5,921,000
Less allowance for doubtful accounts           (35,000)             (35,000)
                                         -------------        -------------
Net current portion of accounts and
  notes receivables                     $   19,480,000        $   5,886,000
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
                                          ============   =============      ============   =============


                                                   For the Three Months Ended February 28, 1999
                                          --------------------------------------------------------------
                                           Management    Long-Term Care      Acute Care
                                            SERVICES     HEALTH SERVICES   HEALTH SERVICES     TOTALS
                                          ------------   ---------------  ----------------     ------
Total revenues from reportable segments   $ 11,084,000   $   7,713,000      $  4,381,000   $  23,178,000
Intersegment revenues                       (1,302,000)       (303,000)                -      (1,605,000)
                                          ------------   -------------      ------------   -------------
   Total consolidated revenues            $  9,782,000   $   7,410,000      $  4,381,000   $  21,573,000
                                          ============   =============      ============   =============
Interest income                           $     47,000   $     118,000      $     75,000   $     240,000
Intersegment interest income                         -          (6,000)                -          (6,000)
Interest expense                               (97,000)              -                 -         (97,000)
Intersegment interest expense                    6,000               -                 -           6,000
                                          ------------   -------------      ------------   -------------
   Net interest income (expense)          $    (44,000)  $     112,000      $     75,000   $     143,000
                                          ============   =============      ============   =============

Depreciation and amortization             $    543,000   $           -      $          -   $     543,000
                                          ============   =============      ============   =============

Segment income (loss) before taxes        $    103,000   $     547,000      $   (143,000)  $     507,000
                                          ============   =============      ============   =============

Expenditures for capital assets           $    378,000   $           -      $          -   $     378,000
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

                        Dated:      April 19, 2000