Form 10-K
period 2000-05-31
LIFEMARK CORP /DE/
filed 2000-08-21
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                |X| ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Based on the closing sale price of $6.63 on the Nasdaq National Market, as of August 2, 2000 the aggregate market value of the registrant's common stock held by nonaffiliates was approximately $15,620,393.

As of August 2, 2000 the number of shares outstanding of the registrant's common stock, $.01 par value, was 5,131,444 shares.

Documents Incorporated by Reference. Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders (the "2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----

Part I    Item 1.  Business............................................................................        1

          Item 2.  Properties..........................................................................        9

          Item 3.  Legal Proceedings...................................................................        9

          Item 4.  Submission of Matters to a Vote of Security Holders.................................       10

Part II   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........       10

          Item 6.  Selected Financial Data.............................................................       11

          Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11

          Item 7a. Quantitative and Qualitative Disclosures About Market Risk..........................       15

          Item 8.  Financial Statements and Supplementary Data.........................................       15

          Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure       15

Part III  Item 10. Directors and Executive Officers....................................................       15

          Item 11. Executive Compensation..............................................................       15

          Item 12. Security Ownership of Certain Beneficial Owners and Management......................       16

          Item 13. Certain Relationships and Related Transactions......................................       16

Part IV   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................       16

                                     PART I
ITEM 1.       BUSINESS

GENERAL

         Lifemark Corporation ("Lifemark" or the "Company") (Nasdaq: LMRK) is a national, diversified health care management organization serving vulnerable, frail, elderly and chronically ill individuals. Within its health plan operations, Lifemark manages the care of more than 200,000 individuals nationally, who consume in excess of $400 million in annual health care expenses. Additionally, over 2,500,000 individuals have access to the Company's eldercare consultation and referral center, and over 380,000 people are served through its diversified services division.

         The Company's customers include commercial health maintenance organizations ("HMOs"); county, state, and federal agencies; associations of health care providers; large employer groups; area agencies on aging; long term care insurance plans; and individuals. Lifemark seeks to achieve substantial cost savings through implementing innovative, proactive care management strategies customized for each program's unique characteristics.

HISTORY

         Lifemark Corporation, as it presently exists, is the result of a spin-off and subsequent merger transactions, which occurred on March 1, 1996. Prior to March 1, 1996, the Company was named Medicus Systems Corporation (the "Predecessor Corporation"). On March 1, 1996, all of the assets of the Predecessor Corporation, other than those related to its managed care business, were transferred to a wholly-owned subsidiary of the Predecessor Corporation, and all of the shares of that company were distributed on a share-for-share basis to stockholders of the Predecessor Corporation. The Company, consisting of the managed care business of the Predecessor Corporation, then effected a one-for-three reverse stock split and immediately acquired through merger transactions three Arizona corporations engaged in the managed care business, Ventana Health Systems, Arizona Health Concepts, and Managed Care Solutions. Following those mergers, the Company's name was changed to Managed Care Solutions, Inc. On July 12, 1999, the Company changed its name from Managed Care Solutions, Inc. to Lifemark Corporation.

         Significant events from fiscal year 1995 through fiscal year 2000 follow. For specific information about each of Lifemark's business segments, please see the Description of Products and Services section below.

December 1995. Lifemark was awarded a contract to manage all aspects, including start-up activities, of Community Choice Michigan ("CCM"), a Michigan based HMO. CCM is a non-profit entity owned by a consortium of 17 Michigan community health centers. CCM HMO enrollment operations began in August 1996.

November 1996. Lifemark formed Community Health USA ("CHUSA"), a wholly-owned subsidiary, to provide non-medical, home-based services. Subsequently, in July 1999, CHUSA's name was changed to Lifemark at Home, Inc.

June 1997. The Company began its management services of Lovelace Community Health Plan ("LCHP"), which is part of Lovelace Health Systems, Inc., in Albuquerque, New Mexico, a subsidiary of CIGNA Corporation.

January 1998. Under Lifemark's full management, HMO Blue STAR+PLUS began operations in Harris County, Texas. Lifemark entered into an administrative services contract with Rio Grande HMO, Inc. ("RGHMO") (d.b.a. HMO Blue, Southeast Texas) of BlueCross and BlueShield of Texas ("BCBSTX"), a division of Health Care Service Corporation ("HCSC"), an independent licensee of the BlueCross and BlueShield Association, and initiated start-up services for this Plan in March 1997. STAR+PLUS is the State of Texas' managed long term care demonstration project designed to provide integrated acute and long term health care services to eligible individuals.

March 1999. The Company acquired AdviNet, Inc., an eldercare information, consultation and referral business which owns a national databank of long term care and aftercare providers now known as the AdviNet Extended Care Network. In February 2000, this wholly-owned subsidiary of Lifemark was renamed Lifemark Care Connection, Inc.

April 1999. The Company was awarded a one-year contract with the County of San Diego, Health and Human Services Agency, Aging and Independent Services for consulting services for the County's Long Term Care Integration Planning Grant. This contract includes providing technical assistance, facilitating consensus building among key stakeholders participating in the workgroups, planning committee and advisory group, and assisting in the design of the plan for acute and long term care integration in San Diego, California.

July 1999. On July 27, 1999, Rhonda Brede was named President and Chief Operating Officer of the Company and was appointed to serve as a member of the Board of Directors. On November 1, 1999, Ms. Brede was named President and Chief Executive Officer.

August 1999. Lifemark renegotiated its administrative service agreement with AlohaCare, which had been in place since 1994. This one-year agreement called for assisting AlohaCare with transitioning its administrative services to a self administered basis by August 1, 2000. During the transition period, the Company assisted AlohaCare with preparation of financial reports and financial management, and provided information systems and technology. At AlohaCare's request, the transition contract has been extended through November 2000, with a significantly reduced scope effective August 1, 2000.

November 1999. Lifemark's wholly-owned subsidiary, Ventana Health Systems, Inc. ("Ventana"), was awarded a contract from the Arizona Health Care Cost Containment System Administration's ("AHCCCSA") Arizona Long Term Care System ("ALTCS") to provide services to members residing in Coconino and Yuma Counties in Arizona, starting December 1, 1999. The expansion increased Ventana's membership by approximately 30 percent.

December 1999. Lifemark purchased the assets of MJB Capital Corporation, d.b.a ValleyWide Attendant Care ("VWAC"), an Arizona based provider of in-home personal care services. VWAC was founded in 1993 to provide non-medical attendant care, personal care and homemaking services to clients in need of long term care services who reside in the east metropolitan area of Phoenix, Arizona. Lifemark combined the operations of VWAC with its own non-medical home care provider subsidiary, Lifemark at Home, Inc.

December 1999. Lifemark entered a risk-sharing agreement with HCSC. This new agreement replaced the administrative services agreement for managing the care of approximately 21,000 STAR+PLUS members for RGHMO in Houston, Texas. Lifemark also replaced its outstanding $3,000,000 convertible debt held by HCSC with a bank term loan.

January 2000. Lifemark Care Connection, Inc. was awarded a two-year contract with the State of New Mexico's Human Services Department to develop, implement and manage a statewide, centralized intake, screening and referral service for State residents needing long term care services. The contract, which includes two optional one-year renewal periods, began in June 2000.

April 2000. The Company created Lifemark Care Management, Inc. This wholly-owned subsidiary performs research, development, marketing and technical support for the Company's health management technology tools, including its proprietary care management software product called CareOne.

April 2000. The Company was awarded a one-year contract extension with the County of San Diego, Health and Human Services Agency, Aging and Independent Services for consulting services for the County's Long Term Care Integration Planning Grant.

May 2000. Lifemark's subsidiary, Lifemark at Home, Inc., was awarded a contract with the Arizona Area Agency on Aging, Region One to provide non-medical in-home services to residents of Maricopa County, which includes the Phoenix metropolitan area. Services under this contract started on July 1, 2000.

June 2000. Lifemark at Home, Inc., was awarded a contract with the Pinal-Gila Council for Senior Citizens, Area Agency on Aging, Region Five in Arizona to provide non-medical in-home services to residents of Pinal and Gila Counties in Arizona. Services under this contract started on July 1, 2000.

June 2000. Ventana was awarded a contract from AHCCCSA to provide services to members throughout Maricopa County, Arizona (Phoenix). Ventana is one of three awardees under this $300 million program. Services under this contract will start on October 1, 2000.

June 2000. Lifemark Care Connection, Inc. signed a multi-year agreement with CaregiverZone, a provider of integrated online/offline eldercare information, products and services. The agreement to provide offline eldercare consultation and referral services to CaregiverZone clients began in July 2000.

July 2000. Lifemark signed a contract extension agreement with Community Choice Michigan to provide management services through 2005. Lifemark has provided administrative services to this 63,000 member HMO since 1996.

DESCRIPTION OF PRODUCTS AND SERVICES

         Lifemark's business includes managing risk through its health plan operations segment, developing health management technology-based tools through its software and technology segment, and owning and/or managing services through its diversified services segment.

HEALTH PLAN OPERATIONS

Full or Shared Risk

Arizona

         Ventana Health Systems, Inc. Ventana, a wholly-owned subsidiary of the Company, is a long term care health plan in Arizona. As the Company's flagship health plan since its inception in 1989, Ventana has been the largest private contractor providing long term care services under a contract with AHCCCSA. Currently Ventana serves nine Arizona counties; however, this service area will expand to add Maricopa County, including the metropolitan Phoenix area, beginning October 1, 2000. The Company was named one of three providers in Maricopa County for a new $300 million ALTCS program. In all of its service areas, Ventana uses comprehensive care management to support members living in the least restrictive, safest environment by incorporating this philosophy, Ventana increased its home and community based services' ratio from seven percent of all of its members in 1989 to 46 percent in 1999. Ventana currently serves approximately 2,000 elderly and physically disabled members.

         Arizona Health Concepts, Inc. Arizona Health Concepts ("AHC"), a wholly-owned subsidiary of Lifemark, is a health plan currently operating in two Arizona counties. AHC has been a contracted health plan with AHCCCS since 1992. Enrollees served by AHC include persons qualifying for the following programs:
Temporary Assistance for Needy Families ("TANF," formerly Aid to Families with Dependent Children); Aged, Blind and Disabled; and the Medically Indigent/Medically Needy, which is comprised of an indigent population not eligible for federal Medicaid matching funds. AHC has approximately 10,000 members.

         In the summer of 2000, Ventana and AHC began operations under the product name Lifemark Health Plans to underscore their role as part of Lifemark's family of services.

 Texas

         HMO Blue STAR+PLUS. Lifemark has provided full health plan start-up and management services for RGHMO in Houston, Texas. Lifemark began providing services in March 1997 and began member enrollment in January 1998. Current membership is approximately 21,000 persons. RGHMO is the largest of three contractors for the State's managed long term care demonstration project in Harris County. The STAR+PLUS Program provides comprehensive managed health care services to nursing home eligible individuals and Aged, Blind and Disabled Medicaid beneficiaries, including those needing long term care services. In December 1999, the Company's role expanded into a 50/50 risk sharing partnership with HCSC through Lifemark of Texas, Inc., a wholly-owned subsidiary of the Company.

Management Services

Michigan

         Community Choice Michigan. Since 1996, Lifemark has provided health plan management services for CCM, a not-for-profit 501(c)(3) HMO. CCM was formed by 19 Michigan-based Community and Migrant Federally Qualified Community Health Centers ("FQHC") and serves the traditional Medicaid and the Aged, Blind and Disabled populations in 42 counties throughout Michigan. This health plan provides health care coverage to approximately 63,000 members. As part of its management services, Lifemark developed and supports a comprehensive network of approximately 3,500 physicians and specialists and over 50 hospitals.

New Mexico

         Lovelace Community Health Plan. Since 1997, Lifemark has provided management services for LCHP. LCHP serves nearly 48,000 members, all of whom are recipients of the State of New Mexico's innovative managed care Medicaid program called SALUD! LCHP was one of three organizations awarded a contract for participation in SALUD! LCHP, under Lifemark's management, received the State of New Mexico's highest rating of all program contractors in the 1999 and 2000 SALUD! audits.

Hawaii

         AlohaCare. From 1994 to 1999, Lifemark was the full-service administrative contractor for AlohaCare, a not for profit 501(c)(4) health plan. AlohaCare was formed through the efforts of Hawaii-based FQHC and other local provider organizations. The plan serves approximately 53,000 members. In 1999, Lifemark entered into a one-year transition agreement to continue to provide certain services to AlohaCare, while assisting AlohaCare to transition to self administration. The transition contract expires in November 2000.


SOFTWARE AND TECHNOLOGY SERVICES

         The Company has supported the development and enhancement of CareOne, a proprietary state-of-the-art disease and care management software program that has been used internally at Lifemark since 1994. In April 2000, the Company formed a wholly-owned subsidiary, Lifemark Care Management, Inc. and transferred the assets of CareOne into this subsidiary. In keeping with its focus of researching and developing health management technology tools, Lifemark Care Management's initial project involves creating an expanded version of CareOne for both internal and external customer use. Through initial market studies, Lifemark Care Management identified commercial insurers, state and county agencies, HMOs and risk-bearing providers as potential external users.

DIVERSIFIED SERVICES

National

         Lifemark Care Connection. Lifemark Care Connection, a wholly-owned subsidiary of the Company, is a nationwide eldercare and long term care client intake, assessment, consultation, referral, and telephonic case management service. Its clients are insurance companies, employee assistance programs, long term care insurance companies, fraternal organizations, state agencies, affinity and discount card programs, internet companies and private pay clients. Lifemark Care Connection also operates the AdviNet(R) Extended Care Network, a national network and databank of LTC and other post-acute providers and supportive resources. Over 2.5 million individuals nationwide have access to Lifemark Care Connection services.

         In January 2000, Lifemark Care Connection was awarded a contract with the State of New Mexico, Human Services Division to develop and manage the New Mexico Intake and Screening System. Through this program, which began start-up services in June 2000, Lifemark Care Connection will provide telephonic eligibility screening, assessment, and referral information for New Mexico residents requiring long term care services.

         Lifemark Care Connection also entered into an agreement to provide a suite of offline eldercare consultation and referral services designed to assist clients of CaregiverZone. CaregiverZone is a provider of integrated internet-based and offline eldercare information, products and services. Clients of CaregiverZone include family caregivers, eldercare professionals and seniors. Services under this multi-year agreement started in July 2000.

Arizona

         Lifemark at Home. Lifemark at Home, a wholly-owned subsidiary of the Company, offers services to health plans, area agencies on aging, and private pay clients needing non-medical in-home assistance and care. Since 1996, this subsidiary has offered personal care, homemaking/housekeeping and respite services to persons recovering from an illness or operation, living with a chronic condition, or facing the limitations imposed by aging. Lifemark at Home caregivers provide services to approximately 1,200 clients throughout Arizona. Approximately 40 percent of these services are delivered to members of Lifemark Health Plans (Ventana and AHC). The percentage of services to non-Lifemark entities has increased from zero to 60 percent since 1998. In June 2000, Lifemark at Home was awarded contracts with Arizona's Area Agencies on Aging, Region One (including the greater Phoenix area), and with the Pinal-Gila Council for Senior Citizens Services/Area Agency on Aging, Region Five. Services under both of these contracts began on July 1, 2000 and together are expected to add over 300 clients to Lifemark at Home.

California

         County Medical Services Program. Since 1983, Lifemark has managed the San Diego County Medical Services Program ("CMS") which provides necessary health care services to medically indigent adult residents. Included in the CMS program are: the Ryan White Comprehensive AIDS Resources Emergency Act Supplemental Program, a federally funded and County administered program offering preventive and primary care clinic services to HIV+ patients; the California Healthcare for Indigents Program ("CHIP") AB-75 Hospital Formula Fund, a program which distributes payment to hospitals for uncompensated emergency and acute care services; and the Physician Emergency Services Program, which distributes payment to physicians for uncompensated emergency services.

         California Healthcare for Indigents Program. Since 1991, Lifemark has served as a fiscal intermediary for CHIP through a contract with the City and County of San Francisco. CHIP offers medical services to persons who cannot afford to pay for their own healthcare and who are not recipients of any state or federally funded program.

         Access for Infants and Mothers Program. Since 1992, the Company has performed marketing and outreach services for the Access for Infants and Mothers Program ("AIM") through a contract with internal agencies of San Diego and Imperial Counties. The AIM program provides prenatal and infant care for uninsured moderate-income women.

         California Work Opportunities and Responsibility to Kids and Personal Assistance Employment Service. In 1999, Lifemark became the fiscal intermediary for the California Work Opportunities and Responsibility to Kids program, through a contract with San Francisco County. This program assists low-income families after their TANF benefits are exhausted. Additionally in 1999, the Company began fiscal intermediary services for the vision and dental services' components of the Personal Assistance Employment Service ("PAES"), also through a contract with San Francisco County. PAES is designed to reduce barriers to employment and increase the job readiness skills of single, low-income persons.

         County of San Diego, Long Term Care Integration Project. In 1999, Lifemark was awarded a contract to provide consulting services, including long term care planning services, technical and design assistance, and group facilitation, for San Diego's Long Term Care Integration Project Planning Grant. This contract was extended in April 2000 for one year. This project's focus is to develop a system of care that integrates acute and long term care services for frail, elderly and disabled residents.

         Perinatal Care Network. Since 1990, Lifemark has operated a telephone referral and care coordination service for low-income pregnant women participating in the Perinatal Care Network ("PCN"), a program of the County of San Diego's Health and Human Services Agency. Specifically, the Company has managed this program's referral service; data management, reporting and analysis; and provider recruitment and provider relations functions. As a result of a County directive realigning PCN with an existing County-managed telephone service, the Company's contract for this program ended on June 30, 2000.

Indiana

         Hoosier Healthwise. Since 1994, the Company has been under a contract with the State of Indiana to provide a variety of administrative services for Hoosier Healthwise, the statewide managed care Medicaid program serving pregnant women, children and low-income families. This contract, which continues through December 2001, includes the services of enrollment broker services, provider network development for Primary Care Case Management ("PCCM"), member outreach, education and enrollment, statewide helpline development and operation, database development and management, and quality improvement activities for both PCCM and Risk Based Managed Care delivery systems.

SIGNIFICANT CUSTOMERS; PERCENTAGE OF REVENUES

         In fiscal year 2000, revenues from the health plan operations accounted for approximately 90 percent of total revenues. The Lifemark Health Plans' contract with AHCCCSA represented 40 percent, and the Lifemark of Texas contract with HCSC represented 33 percent of total revenues, respectively.

RECURRING REVENUE

         Lifemark's recurring revenue (defined as revenue generated pursuant to a multi-year contract or pursuant to an ongoing contract whose nature contemplates continued renewals) for the three fiscal years ended May 31, 2000, 1999, and 1998 was $145,023,000, $79,582,000, and $65,548,000, respectively, or
97 percent, 93 percent, and 99 percent of total revenues, respectively.

INDUSTRY BACKGROUND

         Twelve million people in the United States need some form of long term care services. Addressing the medical and social needs of this population has grown to be an estimated $150 billion business annually. The government, through Medicaid and Medicare, pays 56 percent of these long term care costs, with out of pocket expenditures (including private long term care insurance) accounting for 40 percent of these same costs. The Veterans' Administration, philanthropic organizations and other commercial insurance organizations absorb the remaining costs associated with long term care. The Company views long term care as a subset of a larger chronic care segment, with similar skills in care coordination and health care management being necessary to address the unique needs of this population. The annual cost of addressing the needs of persons who are chronically ill is approximately $650 billion. Considering the aging baby boomers, the prevalence of persons with chronic illness is expected to rise to over 95 million people and cost $807 billion by 2005.

         Historically, addressing long term care and chronic care needs of adults and children has been based on a fee-for-service model. This model has been regarded by some as both failing to spend health care dollars efficiently and failing to meet the needs of the target populations. To address these shortcomings, many insurance companies, states, counties, and other governing bodies have begun evaluating alternatives, including turning to cost- and quality-conscious managed care or coordinated care delivery models for these special populations. Lifemark has implemented integrated care coordination strategies to address the needs of its members and to more efficiently spend limited health funds.

COMPETITION

         The movement of nearly every state Medicaid program in the country away from traditional fee-for-service insurance programs to managed care has threatened the traditional third party administrator, fiscal intermediary and state/government contractor companies who stand to lose significant business to managed care companies. This philosophical and corresponding structural shift will force current and new contractors to adapt themselves to the managed care environment by expanding into business segments that Lifemark historically has served.

         Changes in health care also are likely to accelerate the creation of provider-based delivery systems consisting of providers who traditionally have served the Medicaid population through fee-for-service programs. As the movement to managed care continues in the provider community, a large number of physician practices and groups have turned to management organizations to assist with their business functions. These management organizations will likely enter the Medicaid managed care niche. All of the entities discussed by business segment below will compete to varying degrees with the services offered by Lifemark.

         HMOs and Insurance Companies. HMOs and insurance companies, which now have a significant presence in the states sought by Lifemark, are expected to be strong competitors. These entities currently may be processing claims for a State Medicaid agency, or for Medicare as a third-party administrator. In some cases they may already be participating in regionalized Medicaid or Medicare managed care programs. These organizations may include major publicly traded managed care organizations which may have the requisite capital, underwriting expertise, and provider networks to develop and implement a Medicaid/Medicare health plan.

         Provider Service Organizations. Physician organizations often collaborate with a strong hospital partner to form managed care entities. Both hospitals and physicians wish to increase their prospective patient base and to protect their existing market positions. Physician organizations are attractive partners for hospitals due to their strength in the provider network area, influence on contractual issues, and ongoing relationships and experience with the member and with managed care entities.

         Health Care Management Companies. A variety of management and third party administrator companies have emerged and are expected to continue to emerge to administer Medicaid and Medicare health plans established by provider organizations. Although Lifemark is currently one of only a few companies to have succeeded in multiple states in which all of the state's acute care and long term care Medicaid recipients are placed in managed care plans, several other companies have had success in states where some managed care experimentation and development has occurred.

         Care Management Companies. There are a significant number of companies whose market niche is the intense focus on certain high volume and/or high cost diseases, and on developing expertise in the management of these populations. The number of organizations with the ability to accurately identify these individuals, design and deliver appropriate care management interventions, and provide improved outcomes has grown significantly in the marketplace.

         Specialty Service Companies. There are a growing number of long term care niche companies and companies that specialize in the provision of specialty services to vulnerable populations. These companies provide one or more of the following: national or regional home health care services, including care management services; eldercare and/or specialty information and referral services, including those using the Internet as an educational/informational tool, personal care/attendant care services; enrollment broker services; and long term care insurance. Potential competitors for these services include EDS, Maximus, and Birch & Davis, a wholly-owned subsidiary of Affiliated Computer Services, Inc. (ACS).

         Health Care Software and Technology Companies. Computerization of health management tasks is a relatively new and growing industry. Although there are companies that develop software with care management as a component, many of these companies may not emphasize the long term care continuum. Lifemark believes that companies with experience in developing health management software programs or case management tools will compete vigorously for clients needing specialized care management software.

         Lifemark believes that the principal factors affecting competition in all of its lines of business are customer service, customer focus, performance track record, employee expertise, competitive pricing, and corporate reputation. Strength in these areas is gained over time by seasoned companies which have refined their services to meet the needs of their clients and have been sensitive to the changing needs of a dynamic market. Lifemark has eleven years of dedicated service to persons who need long term care or who are chronically ill and has had consistently steady growth in its total enrollment statistics. Through its ownership and/or management of health plans and diversified services, and its software and technology initiatives, the Company believes it is advancing towards its goal of being a leader in the long term care service industry.

EMPLOYEES

         On May 31, 2000, the Company employed 607 full-time employees and 333 part-time employees. Of the part-time employees, 331 provided direct services for Lifemark's subsidiary, Lifemark at Home, Inc. None of the Company's employees is represented by a union.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the executive officers of the Company is set forth below:


          NAME                   AGE     POSITION(S) HELD
          ----                   ---     ----------------
          Rhonda E. Brede         43     President, Chief Executive Officer and Director

          David G. Decker         39     Chief Information Officer

          Richard M. Jelinek      34     Executive Vice President

          Michael J. Kennedy      44     Vice President, Chief Financial Officer,
                                         Treasurer and Assistant Secretary

         Rhonda E. Brede, age 43, has been president, chief executive officer and director of the Company since November 1999. She had been president and chief operating officer since July 1999. She also has been the chief executive officer of Ventana and AHC since 1998. Ms. Brede was a senior vice president of the Company from 1996 through 1999. She was the executive director for Ventana from 1993 through 1996. From 1989 through 1993, she held several positions with Ventana.

         David G. Decker, age 39, has been chief information officer since May 1997. He was previously employed by Samaritan Health System in Phoenix, Arizona, where he was the director of application development from 1993 to 1997, the manager of patient accounting systems from 1991 to 1993, and a programmer/analyst from 1990 to 1991.

         Richard M. Jelinek, age 34, has been executive vice president since September 1999. From 1997 to 1999 he served as the Company's senior vice president. From 1996 to 1997 he was regional vice president, from 1995 to 1996 vice president of managed care and division head, and from 1994 to 1995 program director for the Company's Indiana project. From 1992 to 1994 he was the administrator for new product development at the Henry Ford Health System and Health Alliance Plan in Detroit, Michigan.

         Michael J. Kennedy, age 44, has been chief financial officer since April 1996. He was vice president and treasurer of In Home Health, Inc. from 1993 to 1996, vice president and controller of In Home Health, Inc. from 1991 to 1993, and controller from 1989 to 1991. From 1978 to 1989, he was with Deloitte and Touche as a certified public accountant.

ITEM 2.       PROPERTIES

         The Company's executive offices are located in Phoenix, Arizona, in approximately 54,000 square feet of leased space. The Company leases 20 other offices in various locations in Arizona, Arkansas, California, Indiana, Michigan, New Mexico and Texas. The Company's leased properties are suitable and adequate for its current needs and additional space is expected to be available as needed at prevailing rates.

ITEM 3.       LEGAL PROCEEDINGS

         The Company has been notified by RGHMO that it will pursue a claim against the Company arising out of the following circumstances. Prior to December 1999, the Company had a non-risk sharing administrative services agreement with RGHMO, a wholly-owned subsidiary of HCSC. Under the agreement, the Company administered RGHMO's STAR+PLUS operations in Texas and was responsible, among other things, for developing and maintaining RGHMO's provider network and for administering the claims adjudication and payment functions. On July 5, 1997, RGHMO entered into an agreement for medical services with Universal Healthplan, Inc. ("Universal"), a Texas health maintenance organization. The agreement provided for Universal to provide hospitalization services to RGHMO members through Universal's contract with Tenet Health Care Ltd. ("Tenet"), a hospital chain. Tenet asserts that RGHMO owes it approximately $6,500,000 for claims allegedly improperly denied or paid at incorrect rates. On July 1, 1999, Tenet filed a demand for arbitration against RGHMO to recover such amounts.

         On March 23, 2000, RGHMO filed a demand for arbitration against the Company in the same arbitration alleging that because the Company is responsible for claim adjudication, the Company should be responsible for any amount determined by the arbitrators to be due to Tenet. The Company moved to be severed from the arbitration and the arbitration panel granted the motion. The arbitration continues to be litigated and no decision has yet been rendered. RGHMO has notified the Company that if there is an adverse result in the arbitration, it will commence an arbitration action to recover from the Company the amount of the judgement rendered in favor of Tenet. The Company believes its adjudication of the Tenet claims on RGHMO's behalf was appropriate and Tenet was paid what it was owed. Accordingly, if an arbitration is commenced by RGHMO, the Company intends to vigorously assert its position in this manner.

         The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the Nasdaq National Market under the symbol "LMRK". As of, July 25, 2000, there were 376 record holders of the common stock.

         The high and low closing sale prices for the common stock as reported by the Nasdaq National Market during fiscal years 2000 and 1999 are set forth below.

                                            High          Low
                                            ----          ---
                  Fiscal Year 1999

                    First Quarter         $   8.00     $   3.38
                    Second Quarter            5.88         3.88
                    Third Quarter             6.00         4.00
                    Fourth Quarter            5.00         3.38

                  Fiscal Year 2000

                    First Quarter         $   5.00     $   2.75
                    Second Quarter            3.50         2.12
                    Third Quarter             3.75         2.94
                    Fourth Quarter            5.88         3.25

         These prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. The Company did not pay any dividends in fiscal years 2000 or 1999. The Company intends to reinvest any earnings in continued expansion and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.       SELECTED FINANCIAL DATA

         (Dollars and Shares in Thousands, except per share amounts)

STATEMENT OF INCOME DATA

                                                                               Year Ended May 31,
                                                  ------------------------------------------------------------------------
                                                    2000            1999            1998            1997             1996
                                                  --------        --------        --------        --------         --------

Revenues                                          $149,604        $ 85,392        $ 65,994        $ 63,790         $ 23,192
Operating income (loss)                              2,791           2,066             818          (1,582)          (2,799)
Income (loss) from continuing operations             2,433           1,953             832            (911)          (2,214)
Income (loss) from continuing operations
   per share - basic                                  0.50            0.41            0.19           (0.21)           (0.82)
Income (loss) from continuing operations
   per share - assuming dilution                      0.47            0.36            0.18           (0.21)           (0.82)
Cash dividends per share                              --              --              --              --               0.14
Weighted average common shares outstanding           4,829           4,737           4,476           4,365            2,702
Weighted average common and common
   equivalent shares outstanding                     5,356           5,867           5,639           4,365            2,702

BALANCE SHEET DATA

                                                                                 May 31,
                                                 ------------------------------------------------------------------------
                                                   2000            1999            1998            1997            1996
                                                 --------        --------        --------        --------        --------

Working capital (deficit)                        $  3,381        $  7,163        $  4,972        $  2,811        $ (2,350)
Total assets                                       58,903          34,820          31,723          28,017          27,816
Long-term debt, excluding current portion           3,241           3,651           3,961           3,710             516
Stockholders' equity                               18,533          15,903          13,503          11,470          12,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following table indicates the percentage relationship of income and expense items to revenue as set forth in the Company's consolidated statements of operations and the percentage changes from year to year.



                                               Percent of Revenues                   Percent Change
                                               -------------------                   --------------
                                          2000        1999        1998        1999 to 2000    1998 to 1999
                                         ------      ------      ------       ------------    ------------

Revenues                                  100.0%      100.0%      100.0%          75.2%            29.4%
                                          -----       -----       -----
Direct cost of operations                  84.6        75.2        79.6           97.0             22.4
Marketing, sales and administrative        13.5        22.4        19.2            6.2             50.6
                                          -----       -----       -----
   Total costs and expenses                98.1        97.6        98.8           76.2             27.8
                                          -----       -----       -----
Operating income                            1.9         2.4         1.2           35.1            152.6

         Consolidated revenues increased 75 percent and 29 percent to $149,604,000 and $85,392,000 for fiscal years 2000 and 1999, respectively.
Direct cost of operations increased 97 percent and 22 percent to $126,542,000 and $64,239,000 in fiscal years 2000 and 1999, respectively. The direct cost of operations as a percentage of revenue was 85 percent, 75 percent and 80 percent in fiscal years 2000, 1999 and 1998, respectively. The increase in both revenues and direct costs of operations in fiscal year 2000 was primarily due to the financial risk-sharing agreement signed with RGHMO and growth in enrollment in all health plans. The increase in both revenues and direct costs in fiscal year 1999 was attributable to growth in enrollment in certain plans covered by management contracts, coupled with growth in membership of Ventana and AHC.

         Health Plan Operations-Risk Contracts. Health plan operations-risk contracts, which consists of the operations of Ventana, AHC and Lifemark of Texas, generated combined revenues of $113,986,000, $46,041,000 and $39,772,000 for fiscal years 2000, 1999 and 1998, respectively. The increase in fiscal year 2000 is primarily a result of entering into a financial risk-sharing relationship with RGHMO, which accounted for $53,423,000. Also contributing to the increase, was the growth in VHS membership mainly due to expansion of services into Yuma and Coconino counties, which accounts for approximately $8,000,000 of the revenue increase. The increase in fiscal year 1999 was primarily due to the increase in membership in Ventana and AHC, along with an increase in the capitation rate received from the State of Arizona.

         Direct costs of operations related to health plan operations-risk contracts were $107,040,000, $42,295,000, and $35,619,000 for fiscal years 2000,
1999 and 1998, respectively. The increase in fiscal year 2000 was a result of the financial risk-sharing agreement with RGHMO, which accounted for $50,661,000, and growth in enrollment in both Ventana and AHC. The aggregated membership of Ventana and AHC increased by 22 percent and 13 percent, for fiscal years 2000 and 1999, respectively. The direct costs of health plan operations-risk contracts as a percentage of related revenue for fiscal years 2000, 1999 and 1998 was 94 percent, 92 percent, and 90 percent, respectively. The increase in this percentage was due to the start up costs of Lifemark of Texas.

         Health Plan Operations-Management Contracts. Health plan operations-management contracts, which consists of the operations of Lovelace, Community Choice Michigan and AlohaCare, generated revenues of $21,113,000, $26,911,000 and $16,751,000 for fiscal years 2000, 1999 and 1998, respectively.
The decrease in revenues from 1999 to 2000 was primarily due to the new transitional administrative service agreement with AlohaCare, as well as the modification of the contract with RGHMO under which those revenues became part of health plan operations-risk contracts. The increase in revenues from 1998 to 1999 was due to increased enrollment in RGHMO, Community Choice Michigan and Lovelace.

         Direct cost of operations related to health plan operations-management contracts was $9,808,000, $13,640,000 and $11,093,000 for fiscal years 2000,
1999 and 1998, respectively. The decrease in fiscal year 2000 was largely due to the reduced costs of the new transitional administrative service agreement with AlohaCare and entering into a financial risk sharing relationship with RGHMO, under which those direct costs became part of health plan operations-risk contracts. The increase in 1999 was due to the completion of a full year under the RGHMO management contract. The direct costs of health plan operations-management contracts as a percentage of revenue for fiscal years 2000, 1999 and 1998 was 46 percent, 51 percent, and 66 percent, respectively.

         Diversified Services. Diversified services, which consist of the operations of Lifemark at Home, Lifemark Care Connection (formerly AdviNet), the California programs, and Indiana PCCM, generated revenues of $14,505,000, $12,440,000 and $9,471,000 for fiscal years 2000, 1999 and 1998, respectively.
The growth in fiscal year 2000 is due to continued expansion of Lifemark at Home through the purchase of Valleywide Attendant Care and the acquisition of Lifemark Care Connection in March 1999. The increase in fiscal year 1999 was due to the expansion of Lifemark at Home and growth in revenues from the Indiana program.

         Direct costs of operations related to diversified services was $9,694,000, $8,304,000 and $5,788,000 for fiscal year 2000, 1999 and 1998, respectively. The increase in all fiscal years was due to growth in the diversified programs as well as the acquisition of Lifemark Care Connection. The direct costs of diversified services as a percentage of revenue for fiscal year 2000, 1999 and 1998 were 67 percent, 67 percent, and 61 percent, respectively.

         Interest Income. Interest income for fiscal years 2000, 1999 and 1998 was $1,868,000, $957,000 and $856,000, respectively. The increase from 1999 to 2000 is a result of increased levels of cash and investments and the recognition of interest income associated with the RGHMO risk-sharing agreement. The increase from 1998 to 1999 primarily relates to increased levels of cash and investments held by the Company.

         Interest Expense. Interest expense of $418,000, $365,000 and $377,000 during fiscal years 2000, 1999 and 1998, respectively, is primarily attributable to outstanding debt maintained by the Company which consists of notes outstanding initially with HCSC and refinanced with a bank, and the Brown GST Trust for principal amounts of $3,000,000 and $300,000, respectively.

         Income Taxes. The income tax expense was $1,808,000, $705,000, and $465,000 for fiscal years 2000, 1999, and 1998, respectively. The effective tax rate for fiscal year 2000 was 43 percent. The increase over the statutory rate is primarily the result of non-deductible goodwill expense. The effective tax rate for 1999 and 1998 was 27 percent and 36 percent, respectively, and for both years reflected a reduction in the deferred tax asset valuation allowance partially offset by amortization of non-deductible expenses, including $365,000 of goodwill expense. See Note 10 to Consolidated Financial Statements for additional information.

         Net Income. Net income was $2,433,000, $1,953,000 and $832,000 in fiscal years 2000, 1999 and 1998, respectively. The increase in net income in fiscal year 2000 is primarily due to increased profitability from the AlohaCare contract and a reduction in administrative costs as a percentage of related revenue offset by losses attributable to the financial risk-sharing agreement with RGHMO. The increase in net income for fiscal year 1999 is primarily due to completion of a full year of the contract with RGHMO and significant increases in membership in the Community Choice Michigan and Lovelace contracts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased $5,413,000 to $19,205,000, and $1,028,000 to $13,792,000 at May 31, 2000 and 1999,
respectively. Restricted cash increased $1,922,000 to $11,635,000 at May 31, 2000 and $706,000 to $9,713,000 at May 31, 1999. Operating activities generated $12,902,000, $1,360,000 and $6,560,000 during fiscal years 2000, 1999 and 1998, respectively. The change from fiscal year 1999 to fiscal year 2000 is a result of earnings of $2,433,000, an increase in accrued medical claims primarily related to Lifemark of Texas operations of $19,119,000, and an increase in accrued expenses of $1,860,000 due primarily to a refundable deposit of $650,000 obtained from AlohaCare pursuant to the terms of the administrative services agreement. The growth in cash was partially offset by an increase in accounts receivable of $13,390,000 related in part to the financial risk-sharing agreement with RGHMO and a payment of $710,000 in accrued interest associated with the $3,000,000 convertible debt with HCSC. The significant reasons for the change from fiscal year 1998 to fiscal year 1999 were income from operations and increases in accrued medical claims and accrued compensation offset by decreases in risk pool payables and accrued expenses and the increase in accounts receivable. The change during fiscal year 1998 was due to income from operations, decreases in risk pool receivables and prepaid expenses including approximately $1,500,000 of prepaid income taxes and an increase in accrued compensation of $679,000.

         Investing activities used $6,854,000, $687,000, and $2,002,000 in fiscal years 2000, 1999 and 1998, respectively. The primary use of funds during fiscal year 2000 was the purchase of property and equipment of $2,709,000 and the increase in assets securing performance bonds of $5,537,000. The purchases of property and equipment was mostly a result of capitalized costs related to the implementation of new claims processing software. The increase in performance bonds was due to the expansion of Ventana into Yuma and Coconino counties and the purchase of a certificate of deposit pursuant to the terms of the financial risk-sharing agreement with RGHMO. The primary sources of funds were the receipt of payments on notes receivable of $568,000, primarily from related parties, proceeds received from the maturity of short-term investments and proceeds from the sale of property and equipment. The primary uses of funds during 1999 were purchases of property and equipment of $1,577,000 and an increase in assets securing performance bonds of $409,000, offset by the maturity of short-term investments of $1,009,000. The principal use of funds during fiscal year 1998 was the purchase of fixed assets of $2,509,000.

         Financing activities used $635,000 during fiscal year 2000 and generated $355,000 and $994,000 during fiscal years 1999 and 1998, respectively. The principal use of funds in fiscal year 2000 was the Company's repayment of its $3,000,000 convertible loan to HCSC and additional payments on other outstanding debt of approximately $1,000,000. The issuance of common stock provided $215,000 during fiscal year 2000. The principal source of funds in fiscal year 1999 was the issuance of common stock through the stock option and employee stock purchase plans, along with borrowings under an interim funding agreement with Wells Fargo Bank, for the purchase and implementation of software necessary to improve operational efficiencies. The primary source of funds in fiscal year 1998 was the sale of 200,000 shares of common stock at $5.00 per share to Beverly Enterprises, Inc. On December 22, 1999, the Company signed an agreement with Imperial Bank to refinance the existing debt with HCSC. The loan has an original term of four years and bears interest at a rate of prime plus
0.375 percent per annum. The loan is secured by certain assets of Lifemark Corporation. The agreement includes several financial covenants with which the Company was in compliance as of May 31, 2000.

         Ventana and AHC are subject to state regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Additionally, Lifemark has pledged a certificate of deposit to secure its obligations under the contract to share financial risk with RGHMO in the STAR+PLUS program in Harris County, Texas. Lifemark's proportionate share of net assets (after inter-company eliminations) which, at May 31, 2000 and 1999, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,632,000 and $10,378,000 at May 31, 2000 and 1999, respectively, with deposit and reserve requirements (performance bonds) representing $6,823,000 and $4,203,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $1,809,000 and $6,175,000, respectively. In 1994, Ventana provided funds to the Company under two separate loans. The remaining principal outstanding under these loans was repaid during fiscal year 2000. All such loan agreements were pre-approved as required by AHCCCSA.

         The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 2001.

YEAR 2000 ISSUES

         There were no significant disruptions to Company operations as a result of year 2000 issues.

IMPACT OF INFLATION

         To date, the rate of inflation has not had a material impact on the Company's results of operations.

FORWARD-LOOKING INFORMATION

         This report contains both historical and forward-looking information. Forward-looking statements include, but are not limited to, discussion of the Company's strategic goals, new contracts, possible expansion of existing plans, expected increase in certain expenses, and cash flow. These statements speak of the Company's plans, goals or expectations and refer to estimates. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation; changes in reimbursement system trends; the ability of care providers (including physician practice management groups) to comply with current contract terms; and renewal of the Company's contracts with various state and other governmental entities. Such factors also include the effects of other general business conditions, including but not limited to, government regulation, competition and general economic conditions. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors could cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends", or the like, to be uncertain and forward-looking.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets and liabilities including cash and cash equivalents, short-term investments and long-term debt. The Company's variable rate debt relates to the bank note as well as borrowings under their software financing arrangement, which are primarily vulnerable to movements in the prime rate. The Company does not expect changes in interest rates to have a significant effect on the Company's operations, cash flow or financial position.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is attached as referenced under item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

         Information required under this item with respect to directors is contained in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement, which are incorporated herein by reference.

         Information concerning executive officers is set forth in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.      EXECUTIVE COMPENSATION

         Information required under this item will be contained in the section entitled "Compensation" in the Company's 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the section entitled "Common Stock Ownership by Management" in the Company's 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the sections entitled "Compensation - Employment Agreements" and "Compensation and Stock Option Committee Interlocks and Insider Participation" in the Company's 2000 Proxy Statement, which are incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents Filed as Part of this Report

         The Consolidated Financial Statements and Financial Statement Schedules filed with this Form 10-K are listed below with their location in this report and are included in Item 8 above.

         1. Financial Statements

                                                                            Page
                                                                            ----
         Report of Independent Accountants...............................    22
         Consolidated Balance Sheet - May 31, 2000 and 1999..............    23
         Consolidated Statement of Income -
              Years Ended May 31, 2000, 1999 and 1998....................    24
         Consolidated Statement of Changes in Stockholders Equity -
              Years Ended May 31, 2000, 1999 and 1998....................    25
         Consolidated Statement of Cash Flows  -
              Years Ended May 31, 2000, 1999 and 1998....................    26
         Notes to Consolidated Financial Statements......................    27

         2. Financial Statement Schedules

                                                                            Page
                                                                            ----
         Schedule I.  Condensed Financial Information of the Registrant..    45
         Schedule II. Valuation and Qualifying Accounts..................    49

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

         3.1           (a)   Conformed Certificate of Incorporation of the
                             registrant, as amended (2)
                       (b)   Conformed Certificate of Ownership and Merger of
                             Lifemark Incorporated into Managed Care Solutions,
                             Inc.(3)
         3.2           (a)   Restated Bylaws (4)
                       (b)   Conformed Bylaws (5)
         10.1          Administrative Services Agreement between the registrant
                       and the County of San Diego, California (6)
         10.2          (a)   Contract between Ventana Health Systems and Arizona
                             Health Care Cost Containment System (7)
                       (b)   Contract Amendment 1 to the contract between
                             Ventana Health Systems and Arizona Health Care Cost
                             Containment System (8)
                       (c)   Solicitation Amendment 1 between Ventana Health
                             Systems and Arizona Health Care Cost Containment
                             System (9)
                       (d)   Solicitation Amendment 2 to contract between
                             Ventana Health Systems and Arizona Health Care Cost
                             Containment System (10)
                       (e)   Solicitation Amendment 3 to contract between
                             Ventana Health Systems and Arizona Health Care Cost
                             Containment System (11)
         10.3          Administrative contract between Arizona Health Concepts,
                       Inc. and Arizona Health Care Cost Containment System (12)
         10.4          Agreement between the registrant and the State of Indiana
                       (13)
         10.5          (a)   Administrative Services contract between registrant
                             and Community Choice Michigan (14)
                       (b)   First Amendment to Administrative Services contract
                             between registrant and Community Choice Michigan
                             (15)
                       (c)   Second Amendment to Administrative Services
                             contract between registrant and Community Choice
                             Michigan (16)
         10.6          (a)   Health Services Agreement between Rio Grande HMO,
                             Inc. and Lifemark of Texas, Inc. (17)
                       (b)   Amended and Restated Administrative Services
                             Agreement between RioGrande HMO, Inc. and the
                             Registrant. (18)
                       (c)   Administrative Services Agreement between
                             registrant and Rio Grande HMO, Inc. (a subsidiary
                             of Blue Cross Blue Shield of Texas, Inc.) (19)
                       (d)   Amendment to Administrative Services Agreement
                             between registrant and Rio Grande HMO, Inc. (a
                             subsidiary of Blue Cross Blue Shield of Texas,
                             Inc.) (20)
         10.7          (a)   Administrative Services Agreement between
                             registrant and Lovelace Community Health Systems,
                             Inc. (21)
                       (b)   Amendment to the Administrative Services Agreement
                             between the registrant and Lovelace Health Systems
                             Inc. (22)
         10.8          Loan Agreement between the registrant and Blue Cross Blue
                       Shield of Texas, Inc. (23)
         10.9          Loan Agreement between the registrant and William Gardner
                       Brown Trust (24)
         10.10         (a)   Lease Agreement between registrant and Pivotal
                             Simon Office XVI, LLC (25)
                       (b)   First Amendment to Lease Agreement between
                             registrant and Pivotal Simon Office XVI, LLC (26)
                       (c)   Amended and Restated Second Amendment to Lease
                             Agreement between registrant and Pivotal Simon
                             Office XVI, LLC (27)

         10.11         Employment Agreement between the registrant and Michael
                       D. Hernandez* (28)
         10.12         (a)   Administrative Services Agreement between
                             AlohaCare, Inc. and the registrant (29)
         10.13         (b)   Administrative Services Agreement between
                             registrant and AlohaCare (30)
                       (c)   Second Amendment to contract between registrant and
                             AlohaCare (31)
                       (d)   Fourth Amendment to contract between registrant and
                             AlohaCare (32)
         10.14         Contract between registrant and State of California
                       Managed Risk Medical Insurance Board (33)
         10.15         Form of Indemnification Contract between the registrant
                       and its officers and directors* (34)

         10.16         Purchase Agreement between the registrant and Beverly
                       Enterprises, Inc. (35)
         10.17         The Company's 1996 Stock Option Plan* (36)
         10.18         The Company's 1995 Stock Option Plan, as amended* (37)
         10.19         The Company's 1995 Directors' Stock Option Plan* (38)
         10.20         The Company's 1996 Non-Employee Director Stock Option
                       Plan* (39)
         10.21         The Company's 1998 CEO Stock Option Plan* (40)
         10.22         (a)   The Company's Employee Stock Purchase Plan* (41)
                       (b)   Amendment to the registrant's Employee Stock
                             Purchase Plan* (42)
                       (c)   Second Amendment to the Employee Stock Purchase
                             Plan*
                       (d)   Third Amendment to the Employee Stock Purchase
                             Plan*
         10.23         Pledge Agreement and Promissory Note between Rhonda E.
                       Brede and the registrant. (43)
         10.24         Pledge Agreement and Promissory Note between Michael J.
                       Kennedy and the registrant. (44)
         10.25         Pledge Agreement and Promissory Note between Richard M.
                       Jelinek and the registrant. (45)
         10.26         Pledge Agreement and Promissory Note between David G.
                       Decker and the registrant. (46)
         10.27         (a)   Employment and Severance Agreement between Rhonda
                             E. Brede and the registrant.* (47)
                       (b)   Amendment to the Employment and Severance Agreement
                             between Rhonda E. Brede and the Registrant.*
         10.28         (a)   Employment Agreement between Richard M. Jelinek and
                             the registrant.* (48)
                       (b)   Amendment to the Employment Agreement between
                             Richard M. Jelinek and the Registrant.*
         10.29         (a)   Employment Agreement between David G. Decker and
                             the registrant.* (49)
                       (b)   Amendment to the Employment Agreement between David
                             G. Decker and the Registrant.*
         10.30         (a)   Employment Agreement between Michael J. Kennedy and
                             the registrant.* (50)
                       (b)   Amendment to the Employment Agreement between
                             Michael J. Kennedy and the Registrant.*
         10.31         Severance Agreement between Richard M. Jelinek and the
                       registrant. * (51)
         10.32         Severance Agreement between David G. Decker and the
                       registrant. * (52)
         10.33         Severance Agreement between Michael J. Kennedy and the
                       registrant.* (53)
         21            Subsidiaries of the registrant
         23            Consent of Independent Accountants
         27            Financial Data Schedule

* Indicates exhibits which constitute management contracts or compensatory plans or agreements.
(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.
(2) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.

(3) Incorporated by reference to Exhibit 3.1(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
(4) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(5) Incorporated by reference to Exhibit 3.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(6) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(7) Incorporated by reference to Exhibit 10.9(a) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(8) Incorporated by reference to Exhibit 10.9(a)(1) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(9) Incorporated by reference to Exhibit 10.9(a)(2) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(10) Incorporated by reference to Exhibit 10.9(a)(3) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(11) Incorporated by reference to Exhibit 10.9(a)(4) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(12) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(13) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(14) Incorporated by reference to Exhibit 10.12(a) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(15) Incorporated by reference to Exhibit 10.12(a)(1) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(16) Incorporated by reference to Exhibit 10.12(a)(2) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(17) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(18) Incorporated by reference to Exhibit 10.2 files as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(19) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(20) Incorporated by reference to Exhibit 10.6(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(21) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(22) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.
(23) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(24) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(25) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(26) Incorporated by reference to Exhibit 10.10(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(27) Incorporated by reference to Exhibit 10.10(c) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(28) Incorporated by reference to Exhibit 10.12 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(29) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

(30) Incorporated by reference to Exhibit 10.16 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(31) Incorporated by reference to Exhibit 10.12(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(32) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.
(33) Incorporated by reference to Exhibit 10.13 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(34) Incorporated by reference to Exhibit 10.24 to the registrant's Registration Statement Number 33-41253.
(35) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(36) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(37) Incorporated by reference to Exhibit 10.5 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(38) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(39) Incorporated by reference to Exhibit 10.20 filed as part of registrant's Annual Report on Form 10-K for the year ended May 31, 1998.
(40) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q/A for the quarter ended February 28, 1998.
(41) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(42) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.
(43) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(44) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(45) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(46) Incorporated by reference to Exhibit 10.5 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(47) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(48) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(49) Incorporated by reference to Exhibit 10.8 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(50) Incorporated by reference to Exhibit 10.9 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(51) Incorporated by reference to Exhibit 10.10 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(52) Incorporated by reference to Exhibit 10.11 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(53) Incorporated by reference to Exhibit 10.12 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona.

                                    LIFEMARK CORPORATION

                                    By:  /s/ Rhonda E. Brede
                                       -----------------------------------------
                                         Rhonda E. Brede
                                         President, Chief Executive Officer and
                                         Director
                                         (Principal Executive Officer)

                                    Dated: August 18, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date set forth above.

Signature                                   Title                                       Date

/s/ Rhonda E. Brede                         President, Chief Executive Officer          August 18, 2000
-----------------------------------         and Director
Rhonda E. Brede                             (Principal Executive Officer)

/s/ Michael J. Kennedy                      Vice President and Chief Financial          August 18, 2000
-----------------------------------         Officer (Principal Financial and
Michael J. Kennedy                          Accounting Officer)

/s/ Richard C. Jelinek                      Chairman of the Board and Director          August 18, 2000
-----------------------------------
Richard C. Jelinek

/s/ John G. Lingenfelter                    Vice Chairman and Director                  August 18, 2000
-----------------------------------
John G. Lingenfelter, M.D.

/s/ William G. Brown                        Director                                    August 18, 2000
-----------------------------------
William G. Brown

/s/ Henry H. Kaldenbaugh                    Director                                    August 18, 2000
-----------------------------------
Henry H. Kaldenbaugh, M.D.

/s/ Risa J. Lavizzo-Mourey                  Director                                    August 18, 2000
-----------------------------------
Risa J. Lavizzo-Mourey, M.D.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Lifemark Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 16 present fairly, in all material respects, the financial position of Lifemark Corporation and its subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a) (2) on page 16 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Phoenix, Arizona
July 24, 2000

                              LIFEMARK CORPORATION


                           CONSOLIDATED BALANCE SHEET

                                                                               MAY 31,
                                                                               -------
                                                                       2000                1999
                                                                       ----                ----
ASSETS

Current assets:
   Cash and cash equivalents, including restricted cash
     of $11,635,000 and $9,713,000, respectively                   $ 19,205,000       $ 13,792,000
   Short-term investments                                                    --            501,000
   Accounts and notes receivable and unbilled services, net          19,276,000          5,886,000
   Deferred income taxes                                              1,245,000          1,213,000
   Prepaid expenses and other current assets                            729,000            882,000
                                                                   ------------       ------------
       Total current assets                                          40,455,000         22,274,000
Related party notes receivable                                               --            568,000
Property and equipment, net                                           6,331,000          4,205,000
Performance bonds                                                     9,740,000          4,203,000
Goodwill, net                                                         2,097,000          2,462,000
Other assets                                                            280,000          1,108,000
                                                                   ------------       ------------
Total assets                                                       $ 58,903,000       $ 34,820,000
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    912,000       $    659,000
   Accrued medical claims                                            27,781,000          8,662,000
   Risk pool payables                                                   455,000            691,000
   Related party risk pool payables                                     154,000            152,000
   Accrued compensation                                               2,889,000          2,464,000
   Other accrued expenses                                             3,610,000          1,750,000
   Related party interest payable                                            --            710,000
   Current portion of long-term debt                                  1,273,000             23,000
                                                                   ------------       ------------
       Total current liabilities                                     37,074,000         15,111,000

Long-term debt                                                        2,941,000            211,000
Related party long-term debt                                            300,000          3,440,000
Deferred income taxes                                                    55,000            155,000
                                                                   ------------       ------------
       Total liabilities                                             40,370,000         18,917,000
                                                                   ------------       ------------

Commitments and contingencies                                                --                 --

Stockholders' equity:
   Common stock, $0.01 par value
     Authorized - 10,000,000 shares

     Issued and outstanding - 5,118,000 and 4,808,000 shares,
       respectively                                                      51,000             48,000
   Capital in excess of par value                                    17,050,000         16,148,000
   Stockholder notes receivable                                        (708,000)                --
   Retained earnings (accumulated deficit)                            2,140,000           (293,000)
                                                                   ------------       ------------
       Total stockholders' equity                                    18,533,000         15,903,000
                                                                   ------------       ------------
                                                                   $ 58,903,000       $ 34,820,000
                                                                   ============       ============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME


                                                           FOR THE YEARS ENDED MAY 31,
                                                           ---------------------------
                                                  2000                1999                1998
                                                  ----                ----                ----
Revenues                                     $ 149,604,000       $  85,392,000       $  65,994,000
                                             -------------       -------------       -------------

Direct cost of operations                      126,542,000          64,239,000          52,500,000
Marketing, sales and administrative             20,271,000          19,087,000          12,676,000
                                             -------------       -------------       -------------

     Total costs and expenses                  146,813,000          83,326,000          65,176,000
                                             -------------       -------------       -------------

Operating income                                 2,791,000           2,066,000             818,000
                                             -------------       -------------       -------------

Interest income                                  1,868,000             957,000             856,000
Interest expense                                  (418,000)           (365,000)           (377,000)
                                             -------------       -------------       -------------

Net interest income                              1,450,000             592,000             479,000
                                             -------------       -------------       -------------

Income before income taxes                       4,241,000           2,658,000           1,297,000

Provision for income taxes                       1,808,000             705,000             465,000
                                             -------------       -------------       -------------

Net income                                   $   2,433,000       $   1,953,000       $     832,000
                                             =============       =============       =============


Net income per share - basic                 $        0.50       $        0.41       $        0.19
                                             =============       =============       =============


Weighted average common
   shares outstanding                            4,829,000           4,737,000           4,476,000
                                             =============       =============       =============

Net income per share - assuming
   dilution                                  $        0.47       $        0.36       $        0.18
                                             =============       =============       =============


Weighted average common and
   common equivalent shares outstanding          5,356,000           5,867,000           5,639,000
                                             =============       =============       =============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                        Preferred Stock                 Common Stock              Capital in
                                                        ---------------                 ------------                Excess
                                                    Shares       Par Value        Shares         Par Value       of Par Value
                                                    ------       ---------        ------         ---------       ------------
BALANCE, MAY 31, 1997                                     7       $  7,000       4,394,000       $  44,000       $ 14,497,000
   Net income                                            --             --              --              --                 --
   Redemption of preferred stock                         (7)        (7,000)             --              --                 --
   Issuance of common stock:
     Employee stock purchase plan                        --             --          62,000           1,000            161,000
     Employee stock option plan                          --             --          15,000              --             50,000
   Stock issued to Beverly Enterprises                   --             --         200,000           2,000            994,000
                                                   --------       --------       ---------       ---------       ------------

BALANCE, MAY 31, 1998                                    --             --       4,671,000          47,000         15,702,000
   Net income                                            --             --              --              --                 --
   Issuance of common stock:
     Employee stock purchase plan                        --             --          80,000           1,000            278,000
     Employee stock option plan                          --             --         132,000           1,000            432,000
   Repurchase of common stock                            --             --         (75,000)         (1,000)          (375,000)
   Tax benefit from exercise of stock options            --             --              --              --            111,000
                                                   --------       --------       ---------       ---------       ------------

BALANCE, MAY 31, 1999                                    --             --       4,808,000          48,000         16,148,000
   Net income                                            --             --              --              --                 --
   Issuance of common stock:
     Employee stock purchase plan                        --             --          75,000           1,000            214,000
     Employee stock option plan                          --             --         235,000           2,000            688,000
   Interest accrued on stockholder notes
     receivables                                         --             --              --              --                 --
                                                   --------       --------       ---------       ---------       ------------
BALANCE, MAY 31, 2000                                    --       $     --       5,118,000       $  51,000       $ 17,050,000
                                                   ========       ========       =========       =========       ============

                                                                       Retained
                                                   Stockholder         Earnings
                                                      Notes          (Accumulated
                                                   Receivables         Deficit)            Total
                                                   -----------         --------            -----
BALANCE, MAY 31, 1997                               $      --       $ (3,078,000)      $ 11,470,000
   Net income                                              --            832,000            832,000
   Redemption of preferred stock                           --                 --             (7,000)
   Issuance of common stock:
     Employee stock purchase plan                          --                 --            162,000
     Employee stock option plan                            --                 --             50,000
   Stock issued to Beverly Enterprises                     --                 --            996,000
                                                    ---------       ------------       ------------

BALANCE, MAY 31, 1998                                      --         (2,246,000)        13,503,000
   Net income                                              --          1,953,000          1,953,000
   Issuance of common stock:
     Employee stock purchase plan                          --                 --            279,000
     Employee stock option plan                            --                 --            433,000
   Repurchase of common stock                              --                 --           (376,000)
   Tax benefit from exercise of stock options              --                 --            111,000
                                                    ---------       ------------       ------------

BALANCE, MAY 31, 1999                                      --           (293,000)        15,903,000
   Net income                                              --          2,433,000          2,433,000
   Issuance of common stock:
     Employee stock purchase plan                          --                 --            215,000
     Employee stock option plan                      (690,000)                --                 --
   Interest accrued on stockholder notes
     receivables                                      (18,000)                --            (18,000)
                                                    ---------       ------------       ------------
BALANCE, MAY 31, 2000                               $(708,000)      $  2,140,000       $ 18,533,000
                                                    =========       ============       ============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      FOR THE YEARS ENDED MAY 31,
                                                                      ---------------------------
                                                              2000               1999               1998
                                                              ----               ----               ----
Cash flows from operating activities:

   Net income                                            $  2,433,000       $  1,953,000       $    832,000

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Bad debt expense                                              --                 --             23,000
     Depreciation and amortization                          2,293,000          2,231,000          1,988,000
     (Gain) loss on sale of property and equipment             22,000            (10,000)            31,000
     Deferred income taxes                                   (132,000)          (231,000)           (59,000)
     Interest on long term debt                                    --            297,000            285,000
     Tax benefit from exercise of stock options                    --            111,000                 --
     Interest on stockholder notes receivable                 (18,000)                --                 --
   Changes in assets and liabilities:
     Accounts receivable and unbilled services            (13,390,000)        (2,717,000)           832,000
     Prepaid expenses and other current assets                153,000           (399,000)         1,252,000
     Other assets                                             828,000           (300,000)          (143,000)
     Accounts payable                                         253,000            212,000             97,000
     Accrued medical claims                                19,119,000            863,000            719,000
     Risk pool payable                                       (236,000)          (849,000)          (495,000)
     Related party risk pool payable                            2,000                 --           (149,000)
     Accrued compensation                                     425,000            602,000            679,000
     Accrued expenses                                       1,860,000           (403,000)           668,000
     Related party interest payable                          (710,000)                --                 --
                                                         ------------       ------------       ------------
Net cash provided by operating activities                  12,902,000          1,360,000          6,560,000
                                                         ------------       ------------       ------------

Cash flows from investing activities:

   Purchase of property and equipment                      (2,709,000)        (1,577,000)        (2,509,000)
   Proceeds from sale of property and equipment               323,000            164,000              9,000
   Purchase of short-term investments                              --                 --           (508,000)
   Maturity/sale of short-term investments                    501,000          1,009,000            501,000
   Increase in assets securing performance bond            (5,537,000)          (409,000)           (57,000)
   Issuance of notes receivable                                    --            (12,000)           (47,000)
   Payments received on notes receivable                      568,000            138,000            609,000
                                                         ------------       ------------       ------------
Net cash used in investing activities                      (6,854,000)          (687,000)        (2,002,000)
                                                         ------------       ------------       ------------

Cash flows from financing activities:

   Issuance of long-term debt                               3,154,000            234,000                 --
   Principal payment on long-term debt                     (4,004,000)          (215,000)          (207,000)
   Redemption of voting preferred stock                            --                 --             (7,000)
   Issuance of common stock                                   215,000            712,000          1,208,000
   Repurchase of common stock                                      --           (376,000)                --
                                                         ------------       ------------       ------------
Net cash provided by (used in) financing activities          (635,000)           355,000            994,000
                                                         ------------       ------------       ------------

Net increase in cash and cash equivalents                   5,413,000          1,028,000          5,552,000
Cash and cash equivalents, beginning of period             13,792,000         12,764,000          7,212,000
                                                         ------------       ------------       ------------
Cash and cash equivalents, end of period                 $ 19,205,000       $ 13,792,000       $ 12,764,000
                                                         ============       ============       ============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS:

Lifemark Corporation ("Lifemark" or the "Company"), formerly Managed Care Solutions, Inc., is a provider of health plan and care management service to high risk populations, including vulnerable, frail, elderly and chronically ill individuals on a national basis. Based in Phoenix, Arizona, Lifemark has regional offices in Arkansas, California, Indiana, Michigan, New Mexico and Texas.

Two subsidiaries of the Company, Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC"), derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and primary care health services, respectively, to qualified members. The contract periods expire September 30, 2001 and September 30, 2002 for Ventana and AHC, respectively. In June 2000, Ventana was awarded a contract for Maricopa County which begins on October 1, 2000 and expires September 30, 2003. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for Arizona Health Care Cost Containment System ("AHCCCS") members. Effective July 17, 2000, Ventana and AHC began conducting business as Lifemark Health Plans.

Lifemark of Texas, Inc., another subsidiary of the Company, derives substantially all of its revenue through a contract with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Health Care Service Corporation ("HCSC"), to share financial risk in the State of Texas' STAR+PLUS program contract in Harris County, Texas.

The Company purchased AdviNet, Inc., an eldercare information, consultation and referral business, which owns a national databank of long term care and aftercare providers, from Beverly Enterprises, Inc. in March 1999 for an immaterial amount. During February 2000, this wholly-owned subsidiary of Lifemark was renamed Lifemark Care Connection, Inc.

In December 1999, the Company purchased Valley Wide Attendant Care for an immaterial amount and merged it into the Company's subsidiary, Lifemark at Home, Inc. Lifemark at Home, Inc. provides attendant, personal, homemaking and respite care services throughout Arizona.

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

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes funds restricted by AHCCCSA for utilization in the current operations of the individual subsidiaries. (See "Restrictions on Fund Transfers")

Short-term investments

The Company's short-term investments consist of municipal bonds, which are held by Ventana and AHC. Short-term investments are classified as available for sale and carried at fair market value (see Note 4).

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the related assets estimated as follows: machinery and equipment, three to five years; furniture and fixtures, seven years; and software, three to five years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Maintenance and repairs are charged to expense as incurred.

Performance bonds

Pursuant to the contracts with AHCCCSA, the Company's subsidiaries, Ventana and AHC, are required to provide either a performance bond or designated substitute to guarantee performance of the Company's obligations under the contracts. The Company's guarantee of performance consists of treasury bills pledged as collateral for bank letters of credit. The Company must maintain such guarantees at amounts which approximate the total monthly capitation revenues. These investments are considered to be held to maturity and are thus carried at amortized cost which approximates fair market value. All investments are expected to mature within the next fiscal year.

Under the agreement between Lifemark of Texas, Inc. and RGHMO to share financial risk in the State of Texas' STAR+PLUS program contract in Harris County, Texas, Lifemark pledged a certificate of deposit to secure its obligations under the contract.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts securing performance consist of the following:

                                                       May 31,
                                        ----------------------------------
                                              2000                1999
                                        ---------------     --------------
Ventana Health Systems, Inc.            $    4,951,000      $   2,553,000
Arizona Health Concepts, Inc.                1,872,000          1,650,000
Lifemark Corporation                         2,917,000                  -
                                        --------------      -------------
                                        $    9,740,000      $   4,203,000
                                        ==============      =============

Goodwill

The excess of the acquisition cost over the fair value of the net assets of the Lifemark companies acquired in a purchase transaction on March 1, 1996 has been included in goodwill and is amortized on a straight-line basis over the period of expected benefit of ten years. The reported balances as of May 31, 2000 and 1999 are net of accumulated amortization of $1,551,000 and $1,186,000, respectively.

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

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restrictions on fund transfers

Ventana and AHC are subject to AHCCCSA regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent Ventana and AHC must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Lifemark's proportionate share of net assets (after inter-company eliminations) which, at May 31, 2000 and 1999, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of AHCCCSA, is referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $8,632,000 and $10,378,000 at May 31, 2000 and 1999, respectively, with deposit and reserve requirements (performance bonds) representing $6,823,000 and $4,203,000, respectively, of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $1,809,000 and $6,175,000, respectively.

Concentration of credit risk and significant clients

The Company's revenues are generated from contracts with RGHMO, AHCCCSA and healthcare provider organizations. Accordingly, as of May 31, 2000 and 1999, all of the Company's trade receivables were from RGHMO, AHCCCSA or entities in the healthcare industry. See Note 5 - Accounts and Notes Receivable.

Approximately 40 percent, 54 percent and 60 percent of the Company's revenues for fiscal 2000, 1999 and 1998, respectively, were generated from Ventana and AHC through the contracts with AHCCCSA. Approximately 33 percent, 10 percent and 4 percent of the Company's revenues for fiscal 2000, 1999 and 1998, respectively, were generated by the Company through contracts with RGHMO.

In addition, as of May 31, 2000, the Company had cash and cash equivalents on deposit with major financial institutions that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, investments, accounts and notes receivable, accounts payable, accrued medical claims, risk pool payables, accrued compensation, other accrued expenses, and debt. These balances are carried in the financial statements at amounts that approximate fair value based upon their comparison to similar instruments of comparable materials.

Recently issued accounting pronouncements

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial statements. See Note 15 - Business Segments.

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company adopted SOP 98-1 effective for its fiscal 2000 financial statements. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

external costs incurred during the second phase, the application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. During fiscal 2000, the Company capitalized $2,604,000 of software development costs, including $868,000 of internal development costs.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company adopted SOP 98-5 in June 1999. Under the provisions of SOP 98-5, start-up activities and organizational costs are required to be expensed as incurred. The adoption of SOP 98-5 did not materially impact the Company's financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on its financial position or the results of its operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. In June 2000, the SEC staff issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The company does not anticipate that the pronouncement will have a material impact on its financial position or the results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25." The interpretation became effective July 1, 2000. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on its financial position or the results of operations.

NOTE 3 - NET INCOME PER COMMON SHARE:

Net income per share - basic is computed by dividing net income by the weighted average of common shares outstanding during each period. Net income per share - assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and warrants and adjusted for dilutive common shares assumed to be issued on conversion of the Company's convertible loans.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the computation of the reconciliation of the numerators and denominators of net income per share - basic and net income per share - assuming dilution in accordance with SFAS No. 128, "Earnings Per Share".

                                                                       Year Ended May 31,
                                                                       ------------------
                                                            2000              1999            1998
                                                            ----              ----            ----
Net income per common share:

   Income available to common stockholders              $ 2,433,000       $ 1,953,000      $   832,000
   Interest associated with stockholder notes
     receivable                                             (11,000)               --               --
                                                        -----------       -----------      -----------
   Net income -  basic                                    2,422,000         1,953,000          832,000
   Interest associated with convertible notes                83,000           158,000          158,000
                                                        -----------       -----------      -----------
   Net income -  assuming
     dilution                                           $ 2,505,000       $ 2,111,000      $   990,000
                                                        ===========       ===========      ===========


Applicable common shares:
   Average shares outstanding during year                 4,977,000         4,737,000        4,476,000
   Reduction in shares associated with stockholder
     notes receivable                                      (148,000)               --               --
                                                        -----------       -----------      -----------
   Weighted average shares outstanding - basic            4,829,000         4,737,000        4,476,000
   Stock options and warrants                                66,000           273,000          306,000
   Convertible notes                                        461,000           857,000          857,000
                                                        -----------       -----------      -----------
   Weighted average shares outstanding - assuming
     dilution                                             5,356,000         5,867,000        5,639,000
                                                        ===========       ===========      ===========

Net income per share - basic                            $      0.50       $      0.41      $      0.19
Net income per share - assuming dilution                $      0.47       $      0.36      $      0.18

At May 31, 2000, 1999 and 1998, no shares of common stock had been issued upon conversion of the convertible notes issued in October 1996. These notes were convertible into an aggregate of 78,000, 857,000 and 857,000 shares of common stock, respectively. These shares were included in the calculation of diluted earnings per share for the years ended May 31, 2000, 1999 and 1998.

On October 14, 1999, promissory notes were issued in the amount of $690,000 to officers of the Company in connection with the purchase of 235,000 shares of common stock. Interest is computed on the basis of the actual number of days elapsed over a 365-day year at a rate of 6.02 percent per annum. All outstanding principal, plus all accrued but unpaid interest, will be due on October 14, 2008. The impact of this transaction has been reflected in the net income per share table above.

NOTE 4 - SHORT-TERM INVESTMENTS:

As of May 31, 1999, the Company's investments consisted primarily of municipal bonds with stated maturities within one year. The fair value of these investments is based upon quoted market prices and approximated cost. As of May 31, 1999, the fair value of such securities approximated cost. These securities matured during the year ended May 31, 2000.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE:

Third party accounts and notes receivable and unbilled services consist of the following:

                                                                     May 31,
                                                                     -------
                                                             2000             1999
                                                             ----             ----
Due from RGHMO                                            $14,691,000      $        --
Contract management receivables                             2,239,000        3,869,000
Due from AHCCCSA                                            2,098,000        1,810,000
Interest receivable                                           208,000          147,000
Other receivables                                              75,000           95,000
                                                          -----------      -----------
                                                           19,311,000        5,921,000
Less allowance for doubtful accounts                           35,000           35,000
                                                          -----------      -----------
Net current portion of accounts and notes receivable      $19,276,000      $ 5,886,000
                                                          ===========      ===========

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA and capitation receivables.

The amounts due from RGHMO primarily represents revenue earned by the Company under its contract with RGHMO. See Note 1 - Nature of Business for additional discussion.

Related party notes receivable of $568,000 at May 31, 1999 were due from stockholders and consisted of loans taken against the cash surrender value of life insurance policies, on which no interest was charged, and other loans to stockholders. At May 31, 2000, there were no amounts due pursuant to these loans. During fiscal year 2000, life insurance policies were cancelled, related parties paid $385,000 to the Company and $183,000 was written off pursuant to these notes.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                 May 31,
                                                                 -------
                                                         2000              1999
                                                         ----              ----
Machinery and equipment                               $ 5,719,000      $ 4,862,000
Furniture and fixtures                                  1,982,000        1,863,000
Software                                                4,191,000        1,588,000
Leasehold improvements                                    621,000          622,000
                                                      -----------      -----------
                                                       12,513,000        8,935,000
Less - accumulated depreciation and amortization        6,182,000        4,730,000
                                                      -----------      -----------
                                                      $ 6,331,000      $ 4,205,000
                                                      ===========      ===========

During fiscal years 2000 and 1999, the Company sold property and equipment with a net book value of $345,000 and $154,000, respectively, and was paid $323,000 and $164,000, respectively.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM DEBT:

Third party long-term debt consists of the following:

                                                                            May 31,
                                                                            -------
                                                                      2000            1999
                                                                      ----            ----
Long-term debt payable to a bank,
   interest at prime (9.24% at May 31, 2000) plus 0.5%,
   principal and interest due monthly on outstanding balance,
   secured by computer software, due January 2003                  $1,443,000      $  234,000

Note payable to a bank, interest at prime (9.24% at May 31,
   2000) plus 0.375%, principal of $62,500 and interest
   due monthly secured by various assets, due December 2003         2,771,000              --
                                                                   ----------      ----------
                                                                    4,214,000         234,000
Less - current portion                                              1,273,000          23,000
                                                                   ----------      ----------
                                                                   $2,941,000      $  211,000
                                                                   ==========      ==========


Related party long-term debt consists of the following:

                                                                      May 31,
                                                                      -------
                                                                2000           1999
                                                                ----           ----
Due to Health Care Services Corporation (net of $14,000
   discount)                                                 $       --      $3,697,000
Due to stockholders                                             300,000         453,000
                                                             ----------      ----------
                                                                300,000       4,150,000
Less - current portion                                               --         710,000
                                                             ----------      ----------
                                                             $  300,000      $3,440,000
                                                             ==========      ==========

On December 22, 1999, the Company signed an agreement with Imperial Bank to refinance the existing debt with HCSC for $3,000,000. The loan has an original term of four years and bears interest at a rate of prime plus 0.375 percent per annum. The loan is secured by all of the assets of Lifemark Corporation. The agreement also includes several financial covenants with which the Company was in compliance as of May 31, 2000.

On October 2, 1996, the Company signed an agreement with Blue Cross and Blue Shield of Texas, Inc. (now a division of HCSC) whereby HCSC invested $3,000,000 in the Company in the form of a convertible secured loan. The loan had an original term of three years with a renewal option for two additional one-year periods if certain conditions were met. The loan was secured by all of the assets of the Company. The loan bore interest at a rate of 8 percent per annum. Principal and interest were payable at the end of the initial three-year term and, thereafter, at the end of each annual extension. The loan was convertible into the Company's common stock at a conversion price of $3.85 per share. HCSC also received a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.45 per share and had the right of first refusal to participate as an equity partner in future Lifemark funding requirements. On December 22, 1999, the HCSC debt was paid in full with proceeds from the Imperial Bank loan. Pursuant to the termination of the loan agreement with HCSC, the warrant was terminated.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In a separate transaction, a trust created by William G. Brown, a director of the Company, for the benefit of members of his family, and of which Richard C. Jelinek, Chairman and Director, is one of the co-trustees, (the "Brown GST Trust") invested $300,000 in the Company through a convertible unsecured loan and received a warrant to purchase 10,000 shares of Lifemark common stock. The interest rate, term, conversion price, and warrant exercise price are the same for the Brown GST Trust as for HCSC, except that interest on the loan is payable monthly. The Company determined that the warrants issued in conjunction with the loan to the Brown GST Trust had a value of $13,000. The value assigned to the warrant was recorded as a discount on the loan and amortized over the life of the loan. During fiscal 2000, the term of the note and the life of the warrant were extended through September 30, 2004.

In October 1995, Lifemark borrowed $155,000 from a trust established by Dr. Lingenfelter, $51,000 from a trust established by Dr. Kaldenbaugh, and $43,000 from a trust established by Geralde Curtis, who was then a director and officer of Lifemark. The notes due December 31, 2000 provide for interest income to accrue at 8 percent per annum. Lifemark then loaned from these funds $118,000 each to Dr. Kaldenbaugh and Ms. Curtis pursuant to promissory notes due December 31, 2000 also providing for interest to accrue at 8 percent per annum. In July 1997, Ms. Curtis paid the promissory note and accrued interest in full. During fiscal year 2000, all notes between the Company and Drs. Lingenfelter and Kaldenbaugh were repaid. The Company also had risk pool agreements with Dr. Lingenfelter and Dr. Kaldenbaugh during fiscal year 2000 and 1999. The Company made payments to them under such agreements totaling $132,000 and $150,000 during the fiscal years 2000 and 1999, respectively.

Scheduled principal payments on related and third party long-term debt are as follows:

               2001        $     1,273,000
               2002              1,279,000
               2003              1,176,000
               2004                786,000
                           ---------------
                           $     4,514,000
                           ===============

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company has various lease agreements for real and personal property. These obligations extend through 2003 and in some cases contain renewal options. As of May 31, 2000, future minimum lease payments for noncancellable operating leases in excess of one year are as follows:

               2001       $     2,392,000
               2002             1,483,000
               2003                33,000
                          ---------------
                          $     3,908,000
                          ===============

Rental expense on all operating leases totaled $2,708,000, $2,213,000 and $1,761,000 during fiscal years 2000, 1999 and 1998, respectively.

The Company has been notified by RGHMO that it will pursue a claim against the Company arising out of the following circumstances. Prior to December 1999, the Company had a non-risk sharing, administrative services agreement with RGHMO, a wholly-owned subsidiary of HCSC. Under the agreement, the Company administered RGHMO's STAR+PLUS operations in Texas and was responsible, among other things, for developing and maintaining RGHMO's provider network and for administering the claims adjudication and payment functions. On July 5, 1997, RGHMO entered into an agreement for medical services with Universal Healthplan, Inc. ("Universal"), a Texas health maintenance organization. The agreement provided for Universal to provide hospitalization services to RGHMO members through Universal's contract with Tenet Health Care Ltd. ("Tenet"), a hospital chain. Tenet asserts that RGHMO owes it approximately $6,500,000 for claims allegedly improperly denied or paid at incorrect rates. On July 1, 1999, Tenet filed a demand for arbitration against RGHMO to recover such amounts.

On March 23, 2000, RGHMO filed a demand for arbitration against the Company in the same arbitration alleging that because the Company is responsible for claim adjudication, the Company should be responsible for any amount determined by the arbitrators to be due to Tenet. The Company moved to be severed from the arbitration and the arbitration panel granted the motion. The arbitration continues to be litigated and no decision has yet been rendered. RGHMO has notified the Company that if there is an adverse result in the arbitration, it will commence an arbitration action to recover from the Company the amount of the judgement rendered in favor of Tenet. The Company believes its adjudication of the Tenet claims on RGHMO's behalf was appropriate and Tenet was paid what it was owed. Accordingly, if an arbitration is commenced by RGHMO, the Company intends to vigorously assert its position in this manner.

The Company is a party to various claims and legal proceedings which management believes are in the normal course of business and will not involve any material loss.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company provides various health, welfare and disability benefits to its full-time salaried employees, which are funded primarily by contributions. The Company does not provide post-employment or post-retirement health care and life insurance benefits to its employees.

Stock Option Plans

The Company adopted various stock option plans beginning in 1989. The plans provide for the issuance of shares of common stock to key personnel and directors. Options granted under all plans become exercisable at various times and under certain conditions as determined by the Board of Directors, or its committee, and expire no later than ten years from the date of grant.

The Company has adopted a 1995 Stock Option Plan, a 1996 Stock Option Plan and a 1998 CEO Stock Option Plan, which provide for the issuance of up to an aggregate of 1,150,000 shares of common stock to key employees and directors of the Company.

The Company adopted a 1995 Director Stock Option Plan and a 1996 Non-Employee Director Stock Option Plan, which provide for the issuance of up to an aggregate of 230,000 shares of common stock to directors of the Company. Options granted under all Company option plans have 10-year terms and become exercisable with respect to 25 percent of the shares 12 months after the date of grant and with respect to an additional 25 percent at the end of each 12-month period thereafter during the succeeding three years.

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

Effective October 14, 1999, the Company adopted the 1999 Executive Stock Option and Ownership Plan. The plan provides for the issuance of up to an aggregate of 200,000 shares of common stock to key personnel.

Effective April 20, 2000, the Company adopted its 2000 Non-Employee Director Stock Option Plan. The total number of shares available for awards, including grants of options, under the plan may not exceed 250,000. Under the terms of the plan, each non-employee director shall receive an award of 5,000 shares of restricted stock on June 1 of each year. The restrictions shall lapse over a period of five years. In addition to the restricted stock, an option under which a total of 10,000 shares of common stock may be purchased from the Company shall be automatically granted to each non-employee director on June 1 of each year. The option price shall be the fair market value of the shares subject to the option on the grant dates. The options shall be for a term of ten years and become exercisable with respect to 25 percent of the shares 12 months after the date of grant and with respect to an additional 25 percent at the end of each 12 month period thereafter during the following three years.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:

                                        2000                           1999                          1998
                            ----------------------------   ----------------------------  ----------------------------
                                        Weighted-Average               Weighted-Average              Weighted-Average
                             Options     Exercise Price     Options     Exercise Price    Options     Exercise Price
                             -------     ---------------    --------    ---------------   --------    --------------
Outstanding-beginning
of year                     1,046,000          $3.63       1,217,000          $3.51        747,000          $3.26
   Granted                    650,000          $3.08          45,000          $5.17        485,000          $3.96
   Exercised                 (235,000)         $2.94        (133,000)         $3.26        (15,000)         $3.25
   Forfeited                 (428,000)         $3.95         (83,000)         $3.27              -          $  -
                            ---------                      ---------                     ---------

Outstanding - end of year   1,033,000          $3.31       1,046,000          $3.63      1,217,000          $3.51
                            =========                      =========                     =========

Exercisable - end of year     655,000          $3.25         492,000          $3.34        359,000          $3.13

Company options outstanding and options exercisable are as follows at May 31, 2000:

                                           Weighted-Average
         Range of           Number           Remaining          Weighted-Average        Number       Weighted-Average
      Exercise Prices     Outstanding    Contractual Life        Exercise Price      Exercisable     Exercise Price
                                               (yrs)
      ---------------     -----------    -----------------       ---------------     -----------     --------------
    $ 0.21    $ 0.21          13,000             0.84                  $0.21             13,000            $0.21

    $ 2.88 -  $ 4.00         975,000             7.45                  $3.26            631,000            $3.28

    $ 5.00 -  $ 5.50          45,000             8.31                  $5.17             11,000            $5.17

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), but continues to apply Accounting Principles' Board Opinion No. 25 and related interpretations in the accounting for its stock option plans. If the Company had adopted the expense recognition provisions of SFAS No. 123 for purposes of determining compensation expense related to stock options granted during the years ended May 31, 2000, 1999 and 1998, net income and net income per common share would have been changed to the pro forma amounts shown below:

                                                  Year Ended May 31,
                                      ---------------------------------------
                                         2000           1999           1998
                                         ----           ----           ----
Net income
   As reported                        $2,433,000     $1,953,000      $832,000
   Pro forma                          $2,040,000     $1,491,000      $504,000

Net income per common share -
   assuming dilution
   As reported                        $     0.47     $    0.36       $  0.18
   Pro forma                          $     0.39     $    0.28       $  0.11

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted during fiscal year 2000, 1999 and 1998 was estimated on the date of grant using an option-pricing model (Black-Scholes) with the following weighted average assumptions: (i) no dividend yield, (ii) an expected volatility of 76 percent, 80 percent and 84 percent for fiscal years 2000, 1999 and 1998, respectively, (iii) a risk-free interest rate of 5.90 percent, 5.18 percent and 5.55 percent for fiscal years 2000, 1999 and 1998, respectively, and (iv) an expected option life of five years. Based upon the above assumptions, the weighted average fair value at grant date of options granted during fiscal years 2000, 1999 and 1998 were $2.04, $3.49 and $2.76, respectively. The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years because variables such as option grants, exercises, and stock price volatility included in the disclosures may not be indicative of future activity. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan providing for the sale of shares of common stock to eligible employees. Employees can designate up to 10 percent of their compensation for the purchase of stock. The purchase price is the lesser of 85 percent of the fair market value of the stock on either the date of grant of a six-month purchase option or the date the purchase option is exercised. The plan was effective June 1, 1996 and amended August 11, 2000 and provides for the sale of 450,000 shares of common stock to eligible employees over an eight-year period. During the years ended May 31, 2000, 1999 and 1998, 75,000, 80,000 and 62,000 shares of common stock were issued under the plan for an aggregate purchase price of $215,000, $279,000 and $162,000, respectively.

Retirement savings plan

The Company has a contributory retirement savings plan (401(k) Plan) which covers eligible employees who qualify as to age and length of service. The plan, effective March 1, 1996, allows participants to contribute up to 15 percent of their eligible wages, subject to maximum contribution limitations imposed by the IRS. The expense of the plan, consisting of discretionary Company contributions, was $330,000, $269,000 and $158,000 for the years ended May 31, 2000, 1999 and
1998, respectively.

NOTE 10 - INCOME TAXES:

The provision for income taxes consists of the following:

                                      Year Ended May 31,
                 ------------------------------------------------------------
                       2000                  1999                1998
                 -------------------  -------------------  ------------------
Current:
   Federal       $        1,806,000   $          950,000   $         417,000
   State                    372,000              184,000              87,000
                 ------------------   ------------------   -----------------
                          2,178,000            1,134,000             504,000
                 ------------------   ------------------   -----------------
Deferred:
   Federal                 (307,000)            (359,000)            (32,000)
   State                    (63,000)             (70,000)             (7,000)
                 ------------------   ------------------   -----------------
                           (370,000)            (429,000)            (39,000)
                 ------------------   ------------------   -----------------
                 $        1,808,000   $          705,000   $         465,000
                 ==================   ==================   =================

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of income tax provision based on the federal statutory rate and the Company's actual income tax provision is as follows:

                                                                     Year Ended May 31,
                                                     -----------------------------------------------
                                                         2000              1999              1998
                                                         ----              ----              ----
Income tax at the federal statutory rate of 34%      $ 1,442,000       $   904,000       $   441,000
State taxes, net of federal benefit                      213,000           106,000            58,000
Nondeductible goodwill amortization                      124,000           124,000           124,000
Other permanent items                                     35,000            49,000            11,000
Valuation allowance                                           --          (397,000)         (351,000)
Other, net                                                (6,000)          (81,000)          182,000
                                                     -----------       -----------       -----------
                                                     $ 1,808,000       $   705,000       $   465,000
                                                     ===========       ===========       ===========

Deferred income tax assets and liabilities were comprised of the following:

                                                                  May 31,
                                                  ---------------------------------------
                                                        2000                  1999
                                                  -------------------   -----------------
Gross deferred tax assets:
   Accrued medical claims                         $          896,000    $         854,000
   Compensation not yet deductible
     for tax purposes                                        314,000              294,000
   Other                                                      35,000               65,000
                                                  ------------------    -----------------
   Total deferred tax assets                               1,245,000            1,213,000
                                                  ------------------    -----------------

Gross deferred tax liabilities:
   Depreciation                                               55,000              155,000
                                                  ------------------    -----------------
     Total gross deferred tax liabilities                     55,000              155,000
                                                  ------------------    -----------------
     Net deferred tax assets                      $        1,190,000    $       1,058,000
                                                  ==================    =================

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. The Company has determined, as of May 31, 2000, that all of its deferred tax assets are more likely than not to be realized.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' EQUITY:

On January 7, 1998 the Company entered into a purchase agreement with Beverly Enterprises, Inc., pursuant to which the Company received $1,000,000 and issued 200,000 shares of the Company's common stock at $5.00 per share. This transaction was effected pursuant to the exemption contained in section 4(2) of the Securities Act of 1933.

On September 28, 1998, the Company entered into an agreement to purchase approximately 15,000 shares of the Company's common stock at $5.00 per share from former Chief Executive Officer, James Burns. Also on that date, Mr. Burns exercised his option to purchase 75,000 shares of the Company's common stock at a price of $3.25 per share. Consideration for the 75,000 shares consisted of approximately 60,000 mature shares of the Company's common stock owned by Mr. Burns valued at $5.00 per share.

The Company has reserved an aggregate of 88,000 shares of common stock for issuance upon conversion of the note and exercise of the warrants held by the Brown GST Trust.

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

NOTE 12 - RELATED PARTY TRANSACTIONS:

For the fiscal years ended May 31, 2000, 1999 and 1998, the Company generated management fees of $10,107,000, $7,772,000 and $2,820,000 from Rio Grande HMO, of which Rogers Coleman, former Director of the Company, was Chairman of its parent organization.

For the fiscal years ended May 31, 2000, 1999 and 1998, the Company incurred legal fees for general legal services of $54,000, $49,000 and $74,000, respectively, from the law firm of Bell, Boyd and Lloyd, of which William G. Brown, Director and former Secretary of the Company, is a member.

For the fiscal years ended May 31, 2000 and 1999, the Company made service payments of $1,136,000 and $379,000, respectively, to the Gardens Care Center, a nursing facility owned by Dr. Lingenfelter, a Director of the Company.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION:

                                                Year Ended May 31,
                                    ------------------------------------------
                                       2000            1999            1998
                                       ----            ----            ----
Cash paid during the year for:
   Income taxes                     $1,896,000      $1,417,000      $  281,000
   Interest                         $1,119,000      $   99,000      $   99,000

The Company acquired software under financing arrangements totaling $1,690,000 in fiscal 2000. The Company issued common shares to certain executives in exchange for notes receivable totaling $690,000 in fiscal 2000.

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

In the opinion of management, all adjustments necessary for a fair presentation of the financial results for interim periods have been included in the unaudited financial information presented below. These adjustments are only of a normal and recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for the full year.

                                                                        Three Months Ended

                                           -----------------------------------------------------------------------------
                                               May 31,           February 29,        November 30,          August 31,
                                                 2000                2000                1999                 1999
                                           -----------------    ---------------     ----------------     ---------------
Revenues                                     $   51,771,000     $   49,650,000      $    24,574,000         $23,609,000
Total costs and expenses                         51,065,000         48,526,000           23,837,000          23,385,000
Operating income                                    706,000          1,124,000              737,000             224,000
Net income                                          895,000            809,000              515,000             214,000
Net income per share:
   Basic                                              0.18                0.17                 0.11               0.04
   Assuming dilution                                  0.17                0.16                 0.10               0.04

                                                                        Three Months Ended

                                           -----------------------------------------------------------------------------
                                               May 31,           February 28,        November 30,          August 31,
                                                1999                 1999                1998                 1998
                                           ----------------     ---------------     ----------------     ---------------
Revenues                                     $  23,936,000      $   21,573,000     $     20,639,000         $19,244,000
Total costs and expenses                        23,391,000          21,209,000           20,039,000          18,687,000
Operating income                                   545,000             364,000              600,000             557,000
Net income                                         421,000             618,000              492,000             422,000
Net income per share:
   Basic                                             0.09                0.13                 0.10                 0.09
Assuming dilution                                    0.08                0.11                 0.09                 0.08

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - BUSINESS SEGMENTS:

The Company's principal business segments are:

         - Health plan operations - risk contracts, is engaged in the business of administering risk-based managed care plans and programs in two states. The segment is comprised of the operations of Ventana, AHC and Lifemark of Texas.

         - Health plan operations - management contracts, is engaged in the management of managed care plans and programs in three states. The segment is comprised of the contracts with AlohaCare, Community Choice Michigan and Lovelace Community Health Plan.

The Company has accumulated all other services within the diversified services category. This category consists of the operations in California and Indiana, as well as the operations of Lifemark at Home and Lifemark Care Connection.

During fiscal year 2000, the Company modified the structure of its internal organization in a manner that caused the composition of its reportable segments to change. As such, segment information for previously reported periods has been restated to reflect this change. Following is a tabulation of business segment information for each of the past three years. Corporate allocations have been provided on a consistent basis.

                                                             As of and for the Year Ended May 31, 2000
                                             -------------------------------------------------------------------------
                                             Health Plan Operations
                                             ---------------------------------

                                                 Risk              Management         Diversified
                                               Contracts           Contracts           Services             Totals
Total revenues from reportable segments      $ 113,986,000       $  21,113,000       $  16,047,000       $ 151,146,000
Intersegment revenues                                   --                  --          (1,542,000)         (1,542,000)
                                             -------------       -------------       -------------       -------------


    Total consolidated revenues              $ 113,986,000       $  21,113,000       $  14,505,000       $ 149,604,000
                                             =============       =============       =============       =============

Interest income                              $   1,642,000       $     127,000       $      99,000       $   1,868,000
Interest expense                                   157,000             149,000             112,000             418,000
                                             -------------       -------------       -------------       -------------
    Net interest income (expense)            $   1,485,000       $     (22,000)      $     (13,000)      $   1,450,000
                                             =============       =============       =============       =============

Depreciation and amortization                $     821,000       $     812,000       $     660,000       $   2,293,000
                                             =============       =============       =============       =============

Segment income (loss) before taxes           $    (652,000)      $   4,579,000       $     314,000       $   4,241,000
Income tax expense (benefit)                      (278,000)          1,952,000             134,000           1,808,000
                                             -------------       -------------       -------------       -------------
    Net income (loss)                        $    (374,000)      $   2,627,000       $     180,000       $   2,433,000
                                             =============       =============       =============       =============

Expenditures for capital assets              $     970,000       $     959,000       $     780,000       $   2,709,000
                                             =============       =============       =============       =============

Total segment assets                         $  52,536,000       $   6,282,000       $   8,022,000       $  66,840,000
Intersegment assets                             (6,874,000)                 --          (1,063,000)         (7,937,000)
                                             -------------       -------------       -------------       -------------
    Total assets                             $  45,662,000       $   6,282,000       $   6,959,000       $  58,903,000
                                             =============       =============       =============       =============

                              LIFEMARK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             As of and for the Year Ended May 31, 1999
                                             ---------------------------------------------------------------------
                                              Health Plan Operations
                                             -------------------------------


                                                 Risk            Management         Diversified
                                               Contracts          Contracts          Services             Totals
                                               ---------          ---------          --------             ------
Total revenues from reportable segments      $ 46,041,000       $ 26,911,000       $ 13,611,000       $ 86,563,000
Intersegment revenues                                  --                 --         (1,171,000)        (1,171,000)
                                             ------------       ------------       ------------       ------------

    Total consolidated revenues              $ 46,041,000       $ 26,911,000       $ 12,440,000       $ 85,392,000
                                             ============       ============       ============       ============

Interest income                              $    802,000       $    105,000       $     50,000       $    957,000
Interest expense                                   55,000            210,000            100,000            365,000
                                             ------------       ------------       ------------       ------------
    Net interest income (expense)            $    747,000       $   (105,000)      $    (50,000)      $    592,000
                                             ============       ============       ============       ============

Depreciation and amortization                $    447,000       $  1,183,000       $    601,000       $  2,231,000
                                             ============       ============       ============       ============

Segment income before taxes                  $    976,000       $    749,000       $    933,000       $  2,658,000
Income tax expense                                259,000            199,000            247,000            705,000
                                             ------------       ------------       ------------       ------------
    Net income                               $    717,000       $    550,000       $    686,000       $  1,953,000
                                             ============       ============       ============       ============

Expenditures for capital assets              $    346,000       $    853,000       $    378,000       $  1,577,000
                                             ============       ============       ============       ============

Total segment assets                         $ 31,929,000       $  6,934,000       $  5,307,000       $ 44,170,000
Intersegment assets                            (8,941,000)                --           (409,000)        (9,350,000)
                                             ------------       ------------       ------------       ------------

    Total assets                             $ 22,988,000       $  6,934,000       $  4,898,000       $ 34,820,000
                                             ============       ============       ============       ============


                                                          As of and for the Year Ended May 31, 1998
                                             -----------------------------------------------------------------------
                                             Health Plan Operations
                                             -------------------------------

                                                 Risk             Management       Diversified
                                               Contracts          Contracts          Services             Totals
                                               ---------          ---------          --------             ------
Total revenues from reportable segments      $ 39,772,000       $ 17,831,000       $ 10,397,000       $ 68,000,000
Intersegment revenues                                  --         (1,080,000)          (926,000)        (2,006,000)
                                             ------------       ------------       ------------       ------------


    Total consolidated revenues              $ 39,772,000       $ 16,751,000       $  9,471,000       $ 65,994,000
                                             ============       ============       ============       ============

Interest income                              $    772,000       $     57,000       $     27,000       $    856,000
Interest expense                                   56,000            217,000            104,000            377,000
                                             ------------       ------------       ------------       ------------
    Net interest income (expense)            $    716,000       $   (160,000)      $    (77,000)      $    479,000
                                             ============       ============       ============       ============


Depreciation and amortization                $    503,000       $  1,012,000       $    473,000       $  1,988,000
                                             ============       ============       ============       ============

Segment income (loss) before taxes           $    880,000       $ (1,144,000)      $  1,561,000       $  1,297,000
Income tax expense (benefit)                      315,000           (410,000)           560,000            465,000
                                             ------------       ------------       ------------       ------------
    Net income (loss)                        $    565,000       $   (734,000)      $  1,001,000       $    832,000
                                             ============       ============       ============       ============

Expenditures for capital assets              $    813,000       $  1,237,000       $    459,000       $  2,509,000
                                             ============       ============       ============       ============

Total segment assets                         $ 28,863,000       $  6,587,000       $  4,207,000       $ 39,657,000
Intersegment assets                            (7,624,000)                --           (310,000)        (7,934,000)
                                             ------------       ------------       ------------       ------------


    Total assets                             $ 21,239,000       $  6,587,000       $  3,897,000       $ 31,723,000
                                             ============       ============       ============       ============

                              LIFEMARK CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                  BALANCE SHEET

                                                                               MAY 31,
                                                                   -------------------------------
                                                                        2000               1999
                                                                        ----               ----
ASSETS

Current assets:
   Cash and cash equivalents                                       $  7,579,000       $  3,908,000
   Accounts and notes receivable and unbilled services, net           1,940,000          3,800,000
   Due from subsidiaries                                              1,107,000            974,000
   Prepaid expenses and other current assets                            663,000            847,000
   Deferred income taxes                                                329,000            333,000
                                                                   ------------       ------------
          Total current assets                                       11,618,000          9,862,000

Related party notes receivable                                               --            169,000
Property and equipment, net                                           6,331,000          4,205,000
Goodwill, net                                                         2,097,000          2,462,000
Investment in subsidiaries                                            6,297,000          7,879,000
Performance bonds                                                     2,917,000                 --
Other assets                                                            155,000            276,000
                                                                   ------------       ------------
Total assets                                                       $ 29,415,000       $ 24,853,000
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  1,027,000       $    744,000
   Accrued expenses                                                   5,286,000          3,501,000
   Current portion of related party long-term debt                           --            876,000
   Current portion of long-term debt                                  1,273,000             23,000
                                                                   ------------       ------------
          Total current liabilities                                   7,586,000          5,144,000

   Long-term debt                                                     2,941,000            211,000
   Related party long-term debt                                         300,000          3,440,000
   Deferred income taxes                                                 55,000            155,000
                                                                   ------------       ------------
          Total liabilities                                          10,882,000          8,950,000
                                                                   ------------       ------------

Commitments and contingencies                                                --                 --

Stockholders' equity:
   Common stock, $0.01 par value
     Authorized - 10,000,000 shares

     Issued and outstanding - 5,118,000 and 4,808,000 shares,
       respectively                                                      51,000             48,000
   Capital in excess of par value                                    17,050,000         16,148,000
   Interest in earnings of subsidiaries                               3,093,000          2,925,000
   Stockholder notes receivable                                        (708,000)                --
   Accumulated deficit                                                 (953,000)        (3,218,000)
                                                                   ------------       ------------
       Total stockholders' equity                                    18,533,000         15,903,000
                                                                   ------------       ------------
                                                                   $ 29,415,000       $ 24,853,000
                                                                   ============       ============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
--------------------------------------------------------------------------------
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             STATEMENT OF OPERATIONS

                                                      FOR THE YEARS ENDED MAY 31,
                                          ----------------------------------------------------
                                              2000                1999                1998
                                          ------------        ------------        ------------
Revenues                                  $ 51,671,000        $ 44,214,000        $ 30,951,000
                                          ------------        ------------        ------------

Direct cost of operations                   27,828,000          24,031,000          18,443,000
Marketing, sales and administrative         19,864,000          18,994,000          12,694,000
                                          ------------        ------------        ------------

     Total costs and expenses               47,692,000          43,025,000          31,137,000
                                          ------------        ------------        ------------

Operating income (loss)                      3,979,000           1,189,000            (186,000)
                                          ------------        ------------        ------------

Interest income                                361,000             183,000             154,000
Interest expense                              (421,000)           (393,000)           (432,000)
                                          ------------        ------------        ------------

Net interest expense                           (60,000)           (210,000)           (278,000)
                                          ------------        ------------        ------------

Income (loss)
   before income taxes                       3,919,000             979,000            (464,000)

Provision for income taxes                   1,654,000             471,000              13,000
                                          ------------        ------------        ------------

Net income (loss)
   before earnings of subsidiaries           2,265,000             508,000            (477,000)
Income in subsidiaries                         168,000           1,445,000           1,309,000
                                          ------------        ------------        ------------

Net income                                $  2,433,000        $  1,953,000        $    832,000
                                          ============        ============        ============



        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
--------------------------------------------------------------------------------
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             STATEMENT OF CASH FLOWS

                                                                    FOR THE YEARS ENDED MAY 31,
                                                          -------------------------------------------------
                                                              2000               1999               1998
                                                          -----------        -----------        -----------
Cash flows from operating activities:
   Net income                                             $ 2,433,000        $ 1,953,000        $   832,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                          2,293,000          2,231,000          1,941,000
     (Gain) loss on sale of property and equipment             22,000            (10,000)            31,000
     Deferred income taxes                                    (96,000)            46,000           (118,000)
     Interest on long term debt                                    --            297,000            285,000
     Tax benefit from exercise of stock options                    --            111,000                 --
     Income in subsidiaries                                  (168,000)        (1,445,000)        (1,309,000)
     Interest on stockholder note receivable                  (18,000)                --                 --
     Dividends received from subsidiaries                   2,000,000                 --          1,700,000
   Changes in assets and liabilities:
       Accounts receivable and unbilled services            1,860,000         (1,398,000)           236,000
       Due from subsidiaries                                 (133,000)          (139,000)          (579,000)
       Prepaid expenses and other current assets              184,000           (474,000)           770,000
       Other assets                                           121,000           (104,000)           (27,000)
       Accounts payable                                       283,000            165,000            179,000
       Accrued expenses                                     1,785,000            318,000            918,000
       Related party interest                                (710,000)                --                 --
                                                          -----------        -----------        -----------
   Net cash provided by operating activities                9,856,000          1,551,000          4,859,000
                                                          -----------        -----------        -----------

Cash flows from investing activities:
   Investment in subsidiary                                  (250,000)                --         (1,700,000)
   Purchase of property and equipment                      (2,709,000)        (1,577,000)        (2,509,000)
   Proceeds from sale of property and equipment               323,000            164,000              9,000
   Increase in assets securing performance bond            (2,917,000)                --                 --
   Related party note receivable                              169,000             11,000            492,000
                                                          -----------        -----------        -----------
Net cash used in investing activities                      (5,384,000)        (1,402,000)        (3,708,000)
                                                          -----------        -----------        -----------

Cash flows from financing activities:
   Cash received from related parties                              --                 --              5,000
   Issuance of long-term debt                               3,154,000            234,000                 --
   Payment of long-term debt                               (4,170,000)          (555,000)          (473,000)
   Redemption of voting preferred stock                            --                 --             (7,000)
   Issuance of common stock                                   215,000            712,000          1,208,000
   Repurchase of common stock                                      --           (376,000)                --
                                                          -----------        -----------        -----------
Net cash provided by (used in) financing activities          (801,000)            15,000            733,000
                                                          -----------        -----------        -----------

Net increase in cash and cash equivalents                   3,671,000            164,000          1,884,000
Cash and cash equivalents, beginning of period              3,908,000          3,744,000          1,860,000
                                                          -----------        -----------        -----------
Cash and cash equivalents, end of period                  $ 7,579,000        $ 3,908,000        $ 3,744,000
                                                          ===========        ===========        ===========



        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
--------------------------------------------------------------------------------
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 - BASIS OF PRESENTATION:

The condensed financial statements of the registrant ("Lifemark") should be read in conjunction with the consolidated financial statements, which are included elsewhere herein. On June 1, 1997, the operations of Managed Care Solutions of Arizona, Inc., an Arizona Corporation, were merged with those of Managed Care Solutions of Arizona, Inc., a Delaware Corporation. The increase in total assets of $3,242,000 and total liabilities of $3,611,000 has been treated as a non-cash transaction for the purpose of the Statement of Cash Flows.

NOTE 2 - DIVIDENDS:

In June 2000, Lifemark made capital contributions of $1,250,000 in Ventana, a wholly owned subsidiary. In June 1997, Lifemark invested $1,700,000 in AHC, a wholly owned subsidiary.

Ventana declared and paid out two separate cash dividends to Lifemark, $1,000,000 each in January 2000 and March 2000, respectively. Ventana declared and paid out a cash dividend to Lifemark of $1,700,000 in June 1997.

NOTE 3 - RELATED PARTY TRANSACTIONS:

The following is a list of transactions with related parties. All accounts below have been eliminated in consolidation.


                                                                         For the years ended May 31,
                                                           --------------------------------------------------------
                                                                2000                1999                1998
                                                           ----------------   ------------------  -----------------
Management fee revenues - Ventana                          $     4,428,000    $       3,177,000   $      2,728,000
Management fee revenues - AHC                                    2,044,000            1,703,000          1,444,000
Management fee revenues - Lifemark at Home                         365,000              211,000                  -
Management fee revenues - Lifemark of Texas                      5,486,000                    -                  -



                                                                                            May 31,
                                                                              -------------------------------------
                                                                                    2000                 1999
                                                                              ------------------    ---------------
Intercompany receivable - Lifemark at Home                                    $         548,000   $        323,000
Intercompany receivable - Ventana                                                       672,000            846,000
Intercompany payable - AHC                                                               49,000            195,000
Intercompany payable - Lifemark of Texas                                                 67,000                  -
Current portion of long-term debt - Ventana                                                   -            166,000

                              LIFEMARK CORPORATION
--------------------------------------------------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                         Balance at      Charged to     Charged to                      Balance at
                                        Beginning of     Costs and        Other                             End
Description                                Period         Expenses       Accounts    Deductions (1)      of Period
-----------                                ------         --------       --------    ----------          ---------
YEAR ENDED MAY 31, 1998

Allowance for doubtful accounts         $1,464,000     $   23,000      $         -   $  (874,000)      $    613,000
Tax valuation allowance                     748,000             -                -      (351,000)           397,000

YEAR ENDED MAY 31, 1999

Allowance for doubtful accounts         $   613,000    $        -      $         -   $  (578,000)      $     35,000
Tax valuation allowance                     397,000             -                -      (397,000)                 -

YEAR ENDED MAY 31, 2000

Allowance for doubtful accounts         $    35,000    $        -      $         -   $         -       $     35,000


(1) Deductions from allowance for doubtful accounts represents changes in estimated collectible balances.

                                 EXHIBIT INDEX

         Exhibit No.   Description
         -----------   -----------
         2.1           Agreement and Plan of Merger by and among Ventana
                       Health Systems, Inc., Arizona Health Concepts, Inc.,
                       Managed Care Solutions, Inc., VHS Managed Care Merger
                       Sub, Inc., AHC Managed Care Merger Sub, Inc., MCS
                       Managed Care Merger Sub, Inc. and the registrant (1)

         3.1           (a)   Conformed Certificate of Incorporation of the
                             registrant, as amended (2)
                       (b)   Conformed Certificate of Ownership and Merger of
                             Lifemark Incorporated into Managed Care Solutions,
                             Inc.(3)
         3.2           (a)   Restated Bylaws (4)
                       (b)   Conformed Bylaws (5)
         10.1          Administrative Services Agreement between the registrant
                       and the County of San Diego, California (6)
         10.2          (a)   Contract between Ventana Health Systems and Arizona
                             Health Care Cost Containment System (7)
                       (b)   Contract Amendment 1 to the contract between
                             Ventana Health Systems and Arizona Health Care Cost
                             Containment System (8)
                       (c)   Solicitation Amendment 1 between Ventana Health
                             Systems and Arizona Health Care Cost Containment
                             System (9)
                       (d)   Solicitation Amendment 2 to contract between
                             Ventana Health Systems and Arizona Health Care Cost
                             Containment System (10)
                       (e)   Solicitation Amendment 3 to contract between
                             Ventana Health Systems and Arizona Health Care Cost
                             Containment System (11)
         10.3          Administrative contract between Arizona Health Concepts,
                       Inc. and Arizona Health Care Cost Containment System (12)
         10.4          Agreement between the registrant and the State of Indiana
                       (13)
         10.5          (a)   Administrative Services contract between registrant
                             and Community Choice Michigan (14)
                       (b)   First Amendment to Administrative Services contract
                             between registrant and Community Choice Michigan
                             (15)
                       (c)   Second Amendment to Administrative Services
                             contract between registrant and Community Choice
                             Michigan (16)
         10.6          (a)   Health Services Agreement between Rio Grande HMO,
                             Inc. and Lifemark of Texas, Inc. (17)
                       (b)   Amended and Restated Administrative Services
                             Agreement between RioGrande HMO, Inc. and the
                             Registrant. (18)
                       (c)   Administrative Services Agreement between
                             registrant and Rio Grande HMO, Inc. (a subsidiary
                             of Blue Cross Blue Shield of Texas, Inc.) (19)
                       (d)   Amendment to Administrative Services Agreement
                             between registrant and Rio Grande HMO, Inc. (a
                             subsidiary of Blue Cross Blue Shield of Texas,
                             Inc.) (20)
         10.7          (a)   Administrative Services Agreement between
                             registrant and Lovelace Community Health Systems,
                             Inc. (21)
                       (b)   Amendment to the Administrative Services Agreement
                             between the registrant and Lovelace Health Systems
                             Inc. (22)
         10.8          Loan Agreement between the registrant and Blue Cross Blue
                       Shield of Texas, Inc. (23)
         10.9          Loan Agreement between the registrant and William Gardner
                       Brown Trust (24)
         10.10         (a)   Lease Agreement between registrant and Pivotal
                             Simon Office XVI, LLC (25)
                       (b)   First Amendment to Lease Agreement between
                             registrant and Pivotal Simon Office XVI, LLC (26)
                       (c)   Amended and Restated Second Amendment to Lease
                             Agreement between registrant and Pivotal Simon
                             Office XVI, LLC (27)
         10.11         Employment Agreement between the registrant and Michael
                       D. Hernandez* (28)
         10.12         (a)   Administrative Services Agreement between
                             AlohaCare, Inc. and the registrant (29)
         10.13         (b)   Administrative Services Agreement between
                             registrant and AlohaCare (30)
                       (c)   Second Amendment to contract between registrant and
                             AlohaCare (31)
                       (d)   Fourth Amendment to contract between registrant and
                             AlohaCare (32)
         10.14         Contract between registrant and State of California
                       Managed Risk Medical Insurance Board (33)
         10.15         Form of Indemnification Contract between the registrant
                       and its officers and directors* (34)

         10.16         Purchase Agreement between the registrant and Beverly
                       Enterprises, Inc. (35)
         10.17         The Company's 1996 Stock Option Plan* (36)
         10.18         The Company's 1995 Stock Option Plan, as amended* (37)
         10.19         The Company's 1995 Directors' Stock Option Plan* (38)
         10.20         The Company's 1996 Non-Employee Director Stock Option
                       Plan* (39)
         10.21         The Company's 1998 CEO Stock Option Plan* (40)
         10.22         (a)   The Company's Employee Stock Purchase Plan* (41)
                       (b)   Amendment to the registrant's Employee Stock
                             Purchase Plan* (42)
                       (c)   Second Amendment to the Employee Stock Purchase
                             Plan*
                       (d)   Third Amendment to the Employee Stock Purchase
                             Plan*
         10.23         Pledge Agreement and Promissory Note between Rhonda E.
                       Brede and the registrant. (43)
         10.24         Pledge Agreement and Promissory Note between Michael J.
                       Kennedy and the registrant. (44)
         10.25         Pledge Agreement and Promissory Note between Richard M.
                       Jelinek and the registrant. (45)
         10.26         Pledge Agreement and Promissory Note between David G.
                       Decker and the registrant. (46)
         10.27         (a)   Employment and Severance Agreement between Rhonda
                             E. Brede and the registrant.* (47)
                       (b)   Amendment to the Employment and Severance Agreement
                             between Rhonda E. Brede and the Registrant.*
         10.28         (a)   Employment Agreement between Richard M. Jelinek and
                             the registrant.* (48)
                       (b)   Amendment to the Employment Agreement between
                             Richard M. Jelinek and the Registrant.*
         10.29         (a)   Employment Agreement between David G. Decker and
                             the registrant.* (49)
                       (b)   Amendment to the Employment Agreement between David
                             G. Decker and the Registrant.*
         10.30         (a)   Employment Agreement between Michael J. Kennedy and
                             the registrant.* (50)
                       (b)   Amendment to the Employment Agreement between
                             Michael J. Kennedy and the Registrant.*
         10.31         Severance Agreement between Richard M. Jelinek and the
                       registrant. * (51)
         10.32         Severance Agreement between David G. Decker and the
                       registrant. * (52)
         10.33         Severance Agreement between Michael J. Kennedy and the
                       registrant.* (53)
         21            Subsidiaries of the registrant
         23            Consent of Independent Accountants
         27            Financial Data Schedule

* Indicates exhibits which constitute management contracts or compensatory plans or agreements.
(1) Incorporated by reference to Exhibit 2 to the registrant's Registration Statement Number 333-558 on Form S-4.
(2) Incorporated by reference to Exhibit 4(a)(5) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(3) Incorporated by reference to Exhibit 3.1(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.
(4) Incorporated by reference to Exhibit 4(b)(3) to the registrant's Registration Statement Number 333-04981 on Form S-8.
(5) Incorporated by reference to Exhibit 3.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(6) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(7) Incorporated by reference to Exhibit 10.9(a) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.

(8) Incorporated by reference to Exhibit 10.9(a)(1) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(9) Incorporated by reference to Exhibit 10.9(a)(2) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(10) Incorporated by reference to Exhibit 10.9(a)(3) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(11) Incorporated by reference to Exhibit 10.9(a)(4) filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(12) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.
(13) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(14) Incorporated by reference to Exhibit 10.12(a) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(15) Incorporated by reference to Exhibit 10.12(a)(1) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(16) Incorporated by reference to Exhibit 10.12(a)(2) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(17) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(18) Incorporated by reference to Exhibit 10.2 files as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(19) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(20) Incorporated by reference to Exhibit 10.6(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(21) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(22) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998.
(23) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(24) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(25) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996.
(26) Incorporated by reference to Exhibit 10.10(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(27) Incorporated by reference to Exhibit 10.10(c) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(28) Incorporated by reference to Exhibit 10.12 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
(29) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(30) Incorporated by reference to Exhibit 10.16 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(31) Incorporated by reference to Exhibit 10.12(b) filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(32) Incorporated by reference to Exhibit 10.1 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.
(33) Incorporated by reference to Exhibit 10.13 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
(34) Incorporated by reference to Exhibit 10.24 to the registrant's Registration Statement Number 33-41253.
(35) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998.
(36) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(37) Incorporated by reference to Exhibit 10.5 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(38) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(39) Incorporated by reference to Exhibit 10.20 filed as part of registrant's Annual Report on Form 10-K for the year ended May 31, 1998.
(40) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q/A for the quarter ended February 28, 1998.
(41) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
(42) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997.
(43) Incorporated by reference to Exhibit 10.2 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(44) Incorporated by reference to Exhibit 10.3 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(45) Incorporated by reference to Exhibit 10.4 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(46) Incorporated by reference to Exhibit 10.5 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(47) Incorporated by reference to Exhibit 10.6 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(48) Incorporated by reference to Exhibit 10.7 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(49) Incorporated by reference to Exhibit 10.8 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(50) Incorporated by reference to Exhibit 10.9 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(51) Incorporated by reference to Exhibit 10.10 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(52) Incorporated by reference to Exhibit 10.11 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.
(53) Incorporated by reference to Exhibit 10.12 filed as part of registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999.