Form 10-Q
period 2000-08-31
LIFEMARK CORP /DE/
filed 2000-10-16
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000


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

There were 5,157,694 shares of common stock outstanding as of September 30, 2000.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----


Part I          FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets................................................................       3

                Consolidated Statements of Income..........................................................       4

                Consolidated Statements of Cash Flows......................................................       5

                Notes to Unaudited Consolidated Financial Statements.......................................       6

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations.................................................................................      10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................      13

Part II         OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders........................................      13

       Item 5.  Other Information..........................................................................      14

       Item 6.  Exhibits and Reports on Form 8-K...........................................................      14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LIFEMARK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                            AUGUST 31, 2000    MAY 31, 2000
                                                                            ---------------    ------------
                                                                              (UNAUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents, including restricted cash of $12,925,000
      and $11,635,000, respectively                                           $ 17,875,000    $ 19,205,000
   Accounts and notes receivable and unbilled services, net                     23,669,000      19,276,000
   Deferred income taxes                                                         1,260,000       1,245,000
   Prepaid expenses and other current assets                                       703,000         729,000
                                                                              ------------    ------------
      Total current assets                                                      43,507,000      40,455,000

Property and equipment, net                                                      6,580,000       6,331,000
Performance bonds                                                               10,832,000       9,740,000
Goodwill, net                                                                    2,006,000       2,097,000
Other assets                                                                       258,000         280,000
                                                                              ------------    ------------
   Total assets                                                               $ 63,183,000    $ 58,903,000
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                           $  1,005,000    $    912,000
   Accrued medical claims                                                       30,877,000      27,781,000
   Risk pool payable                                                               552,000         455,000
   Related party risk pool payable                                                 149,000         154,000
   Accrued compensation                                                          2,177,000       2,889,000
   Other accrued expenses                                                        4,484,000       3,610,000
   Current portion of long-term debt                                             1,287,000       1,273,000
                                                                              ------------    ------------
      Total current liabilities                                                 40,531,000      37,074,000

Long-term debt                                                                   2,627,000       2,941,000
Related party long-term debt                                                       300,000         300,000
Deferred income taxes                                                               55,000          55,000
                                                                              ------------    ------------
      Total liabilities                                                         43,513,000      40,370,000
                                                                              ------------    ------------

Commitments and Contingencies                                                         --              --

Stockholders' Equity:
   Common stock, $0.01 par value
      Authorized - 10,000,000 shares
      Issued and outstanding - 5,156,000 and 5,118,000 shares, respectively         52,000          51,000
   Capital in excess of par value                                               17,255,000      17,050,000
   Stockholder notes receivable                                                   (719,000)       (708,000)
   Unearned compensation                                                          (154,000)           --
   Retained earnings                                                             3,236,000       2,140,000
                                                                              ------------    ------------
      Total stockholders' equity                                                19,670,000      18,533,000
                                                                              ------------    ------------
                                                                              $ 63,183,000    $ 58,903,000
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                               ----------------------------
                                                 AUGUST 31,      AUGUST 31,
                                                    2000            1999
                                               ------------    ------------
Revenues                                       $ 53,483,000    $ 23,609,000
                                               ------------    ------------
Direct cost of operations                        46,107,000      17,850,000
Marketing, sales and administrative               6,176,000       5,535,000
                                               ------------    ------------
Total costs and expenses                         52,283,000      23,385,000
                                               ------------    ------------
Operating income                                  1,200,000         224,000
                                               ------------    ------------
Interest income                                     843,000         255,000
Interest expense                                   (121,000)       (100,000)
                                               ------------    ------------
  Net interest income                               722,000         155,000
                                               ------------    ------------
Income before income taxes                        1,922,000         379,000
Provision for income taxes                          826,000         165,000
                                               ------------    ------------
Net income                                     $  1,096,000    $    214,000
                                               ============    ============

Net income per share - basic                   $       0.22    $       0.04
                                               ============    ============
Weighted average common shares
   outstanding - basic                            5,029,000       4,808,000
                                               ============    ============
Net income per share - assuming dilution       $       0.19    $       0.04
                                               ============    ============
Weighted average common shares outstanding -
   assuming dilution                              5,634,000       4,865,000
                                               ============    ============


        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                         ----------------------------
                                                          AUGUST 31,      AUGUST 31,
                                                             2000            1999
                                                         ------------    ------------
Cash flows from operating activities:
    Net income                                           $  1,096,000    $    214,000
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Bad debt expense                                             --             7,000
    Depreciation and amortization                             738,000         536,000
    (Gain) loss on sale of property and equipment             (15,000)          7,000
    Deferred income taxes                                     (15,000)        (34,000)
    Interest on long-term debt                                   --            78,000
    Interest on stockholder note receivable                   (11,000)           --
    Stock based compensation                                    8,000            --
    Changes in assets and liabilities:
        Accounts receivable and unbilled services          (4,393,000)        132,000
        Prepaid expenses and other current assets              26,000         263,000
        Accounts payable                                       93,000        (179,000)
        Accrued medical claims                              3,096,000        (201,000)
        Risk pool payable                                      97,000         (24,000)
        Related party risk pool payable                        (5,000)         23,000
        Accrued compensation                                 (712,000)       (493,000)
        Other accrued expenses                                874,000        (143,000)
        Other assets                                           22,000         104,000
                                                         ------------    ------------
Net cash provided by operating activities                     899,000         290,000
                                                         ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                       (926,000)       (767,000)
    Proceeds from sale of property and equipment               45,000          12,000
    Maturity/sale of short-term investments                      --           501,000
    Issuance of related party notes receivable                   --             3,000
    Increase in assets securing performance bond           (1,092,000)       (200,000)
                                                         ------------    ------------
Net cash used in investing activities                      (1,973,000)       (471,000)
                                                         ------------    ------------

Cash flow from financing activities:
    Issuance of long-term debt                                 81,000         251,000
    Principal payment on long-term debt                      (381,000)           --
    Issuance of common stock                                   44,000            --
                                                         ------------    ------------
Net cash provided by (used in) by financing activities       (256,000)        251,000
                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents       (1,330,000)         70,000
Cash and cash equivalents, beginning of period             19,205,000      13,792,000
                                                         ------------    ------------
Cash and cash equivalents, end of period                 $ 17,875,000    $ 13,862,000
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

Two subsidiaries of the Company, Ventana Health Systems, Inc. ("Ventana") and Arizona Health Concepts, Inc. ("AHC"), derive substantially all of their revenues through contracts with the Arizona Health Care Cost Containment System Administration ("AHCCCSA") to provide specified long-term and primary care health services, respectively, to qualified members. The contract periods expire September 30, 2001 and September 30, 2002 for Ventana and AHC, respectively. In June 2000, Ventana was awarded a contract for Maricopa County which began on October 1, 2000 and expires September 30, 2003. Each contract provides for fixed monthly premiums, based on negotiated per capita enrollee rates. Ventana and AHC subcontract with nursing homes, hospitals, physicians, and other medical providers within Arizona to care for Arizona Health Care Cost Containment System ("AHCCCS") members. Effective July 17, 2000, Ventana and AHC began conducting business as Lifemark Health Plans.

In October 2000, the Company decided to terminate the operations of AHC. Pursuant to the company's contract with AHCCCSA, a notification and transition will take place with the cessation of operations expected to occur by January 31, 2001. Management is currently in the process of formalizing its plans to effect this decision. AHC contributed revenues of $5,596,000 and $4,764,000 for the periods ended August 31, 2000 and 1999, respectively, and incurred net losses of $142,000 and $113,000, respectively, for the same periods.

Lifemark of Texas, Inc., another subsidiary of the Company, derives substantially all of its revenue through a contract with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Health Care Service Corporation ("HCSC"), to share financial risk in the State of Texas' STAR+PLUS program contract in Harris County, Texas.

NOTE 2 - NET INCOME PER SHARE

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding during each period. Net income per share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and warrants and adjusted for dilutive common shares assumed to be issued on conversion of the Company's convertible loans.

The following is the computation of the reconciliation of the numerators and denominators of net income per common share - basic and net income per common share - assuming dilution in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                                     Three Months Ended
                                          -----------------------------------------------------------------------------
                                                     August 31, 2000                         August 31, 1999
                                          -------------------------------------   -------------------------------------
                                            Income         Shares      Per Share    Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                          -----------  -------------   ---------  -----------  -------------  ---------
Net income per common share, basic:
   Income available to common             $1,096,000     5,156,000                $  214,000     4,808,000
     stockholders
   Reduction in shares outstanding in
     connection with stockholder notes
     receivables and unvested
     restricted stock                         (6,000)     (127,000)                        -             -
                                          ----------   -----------                ----------    ----------
   Adjusted income available to common
     stockholders                          1,090,000     5,029,000      $   0.22     214,000     4,808,000     $  0.04

Effective of dilutive securities:
   Stock options, warrants and
     restricted shares                             -       527,000                         -        57,000
   Convertible notes                           3,000        78,000                         -             -
                                          ----------   -----------                ----------    ----------

Net income per common share,
   assuming dilution:
   Income available to common
     stockholders and assumed
     conversions                          $1,093,000     5,634,000      $   0.19   $ 214,000     4,865,000     $  0.04
                                          ==========   ===========      ========   =========    ==========     =======


NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Third party accounts and notes receivable and unbilled services consist of the following:

                                                                                August 31, 2000      May 31, 2000
                                                                              ------------------   ----------------
Due from Rio Grande HMO, Inc.                                                 $       18,215,000   $     14,691,000
Contract management receivables                                                        3,434,000          2,239,000
Due from AHCCCSA                                                                       2,027,000          2,098,000
Interest receivable                                                                       15,000            208,000
Other                                                                                     12,000             75,000
                                                                              ------------------   ----------------
                                                                                      23,703,000         19,311,000
Less allowance for doubtful accounts                                                     (34,000)           (35,000)
                                                                              ------------------   ----------------
Net current portion of accounts and notes receivables                         $       23,669,000   $     19,276,000
                                                                              ==================   ================

The amount due from RGHMO primarily represents revenue earned by Lifemark of Texas, Inc., which has contracted with RGHMO, a subsidiary of Health Care Services Corporation, as successor to Blue Cross Blue Shield of Texas.

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA and capitation receivables.

NOTE 4 - RESTRICTIONS ON FUND TRANSFERS

Certain of the Company's operating subsidiaries are subject to state regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 2000, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $9,976,000 at August 31, 2000, with deposit and reserve requirements (performance bonds) representing $7,872,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $2,104,000.

NOTE 5 - BUSINESS SEGMENTS

The Company's principal business segments are:

     - Health Plan Operations - Risk Contracts, which is engaged in the business of administering risk-based managed care plans and programs in two states. The segment is comprised of the operations of Ventana, AHC and Lifemark of Texas.

     - Health Plan Operations - Management Contracts, which is engaged in the management of managed care plans and programs in three states. The segment is comprised of the contracts with AlohaCare, Community Choice Michigan and Lovelace Community Health Plan.

The Company has grouped all other services within the Diversified Services segment. This category consists of the operations in California and Indiana, as well as the operations of Lifemark at Home and Lifemark Care Connection.

During fiscal year 2000, the Company modified the structure of its internal organization in a manner that caused the composition of its reportable segments to change. As such, segment information for previously reported periods has been restated to reflect this change. Following is a tabulation of business segment information for the three month periods ended August 31, 2000 and 1999. Corporate allocations have been provided on a consistent basis.

Information concerning operations by business segment follows:

                                                              For  the Three Months Ended August 31, 2000
                                                    -----------------------------------------------------------------
                                                        Health Plan Operations
                                                    --------------------------------
                                                         Risk           Management       Diversified
                                                       Contracts         Contracts         Services         Totals
                                                    -------------     --------------    ------------    -------------
Total revenues from reportable segments             $  44,418,000     $    5,299,000    $  4,381,000    $  54,098,000
Intersegment revenues                                           -           (127,000)       (488,000)        (615,000)
                                                    -------------     --------------    ------------    -------------
    Total consolidated revenues                     $  44,418,000     $    5,172,000    $  3,893,000    $  53,483,000
                                                    =============     ==============    ============    =============
Interest income                                     $     748,000     $       53,000    $     42,000    $     843,000
Interest expense                                           43,000             44,000          34,000          121,000
                                                    -------------     --------------     -----------    -------------
    Net interest income                             $     705,000     $        9,000    $      8,000    $     722,000
                                                    =============     ==============    ============    =============
Depreciation and amortization                       $     218,000     $      336,000    $    184,000    $     738,000
                                                    =============     ==============    ============    =============
Segment income (loss) before taxes                  $   1,265,000     $      686,000    $    (29,000)   $   1,922,000
Income tax expense (benefit)                              544,000            294,000         (12,000)         826,000
                                                    -------------     --------------    ------------    -------------
    Net income (loss)                               $     721,000     $      392,000    $    (17,000)   $   1,096,000
                                                    =============     ==============    ============    =============
Expenditures for capital assets                     $     274,000     $      421,000    $    231,000    $     926,000
                                                    =============     ==============    ============    =============
Segment total assets                                $  59,042,000     $    5,948,000     $ 9,212,000    $  74,202,000
Intersegment assets                                    (9,153,000)                 -      (1,866,000)     (11,019,000)
                                                    -------------     --------------     -----------    -------------
    Total assets                                    $  49,889,000     $    5,948,000     $ 7,346,000    $  63,183,000
                                                    =============     ==============     ===========    =============

                                                              For  the Three Months Ended August 31, 1999
                                                    ----------------------------------------------------------------
                                                         Health Plan Operations
                                                    -------------------------------
                                                         Risk          Management       Diversified
                                                       Contracts        Contracts         Services         Totals
                                                    -------------    --------------     ------------   -------------
Total revenues from reportable segments             $  12,372,000    $    9,185,000     $  3,805,000   $  25,362,000
Intersegment revenues                                           -        (1,402,000)        (351,000)     (1,753,000)
                                                    -------------    --------------     ------------   -------------
    Total consolidated revenues                     $  12,372,000    $    7,783,000     $  3,454,000   $  23,609,000
                                                    =============    ==============     ============   =============
Interest income                                     $     199,000    $       39,000     $     17,000   $     255,000
Interest expense                                           13,000            60,000           27,000         100,000
                                                    -------------    --------------      -----------   -------------
    Net interest income (expense)                   $     186,000    $      (21,000)    $    (10,000)  $     155,000
                                                    =============    ==============     ============   =============
Depreciation and amortization                       $      95,000    $      303,000     $    138,000   $     536,000
                                                    =============    ==============     ============   =============
Segment income (loss) before taxes                  $    (108,000)   $      565,000     $    (78,000)  $     379,000
Income tax expense (benefit)                              (47,000)          246,000          (34,000)        165,000
                                                    -------------    --------------     ------------   -------------
    Net income (loss)                               $     (61,000)   $      319,000     $    (44,000)  $     214,000
                                                    =============    ==============     ============   =============
Expenditures for capital assets                     $     139,000    $      426,000     $    202,000   $     767,000
                                                    =============    ==============     ============   =============
Segment total assets                                $  29,518,000    $    7,573,000     $  6,683,000   $  43,774,000
Intersegment assets                                    (9,084,000)                -         (365,000)     (9,449,000)
                                                    -------------    --------------     ------------   -------------
    Total assets                                    $  20,434,000    $    7,573,000     $  6,318,000   $  34,325,000
                                                    =============    ==============     ============   =============

NOTE 6 - SUBSEQUENT EVENTS

On October 10, 2000, the Company announced that it will merge with EverCare, an operating unit of Ovations, which is a subsidiary of UnitedHealth Group. Lifemark shareholders will be entitled to receive shares of UnitedHealth Group Common Stock having a value of $63 million or $10.55 per Lifemark share on a fully diluted basis, so long as the average ten-day closing price of UnitedHealth Group stock immediately preceding the transaction close remains at or between $95.00 and $113.00 per share. In the event the average ten-day closing price of UnitedHealth Group stock immediately preceding the transaction close is above $113 per share, Lifemark shareholders will receive a total of 557,500 UnitedHealth Group shares and the merger consideration may thereby increase based on UnitedHealth Group's stock appreciation above $113.00. If the average ten-day closing price of UnitedHealth Group stock immediately preceding the transaction is at or between $88.00 and $95.00 per share, the value Lifemark shareholders will receive will decrease proportionately from $63 million or $10.55 per share to $60 million or $10.08 per share. If the average ten-day closing price of UnitedHealth Group Common Stock preceding the transaction close is below $88.00 per share, UnitedHealth Group has the option to pay $10.08 per share of merger consideration in either cash or shares of UnitedHealth Group Common Stock. The transaction is subject to approval by Lifemark's shareholders.

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

In October 2000, the Company decided to terminate the operations of AHC. Pursuant to the company's contract with AHCCCSA, a notification and transition will take place with the cessation of operations expected to occur by January 31, 2001. Management is currently in the process of formalizing their plans to affect this decision. AHC contributed revenues of $3,596,000 and $4,764,000 for the periods ended August 31, 2000 and 1999, respectively, and incurred net losses of $142,000 and $113,000, respectively, for the same periods.

Lifemark of Texas, Inc., another subsidiary of the Company, derives substantially all of its revenue through a contract with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Health Care Service Corporation ("HCSC"), to share financial risk in the State of Texas' STAR+PLUS program contract in Harris County, Texas.

The Company also provides contract management services to county and state governmental units and other health care organizations. The Company has nine contracts for services, with multi-year terms that contemplate continued renewals, which expire at various dates through the year 2005.

RESULTS OF OPERATIONS

Consolidated revenues for the three month period ended August 31, 2000 increased 127% over the same period of the previous year to $53,483,000. Direct cost of operations increased 158% over the comparable period of the previous fiscal year to $46,107,000. Direct cost of operations, as a percentage of revenue was 86% for the three month period ended August 31, 2000 versus 76% for the same period of the prior fiscal year. The increase in both revenues and direct costs of operations was primarily due to the financial risk-sharing agreement with RGHMO, as well as growth in enrollment in certain plans covered by management contracts and growth in membership of Ventana and AHC.

Health Plan Operations-Risk Contracts. Revenues for the three month period ended August 31, 2000 related to health plan operations-risk contracts increased 259% to $44,418,000 from $12,372,000 from the comparable period of the prior fiscal year. The increase is primarily a result of the financial risk-sharing agreement with RGHMO, which accounted for $26,202,000 of the increase. Also contributing to the increase was the expansion of Ventana into Yuma and Coconino counties, which resulted in an increase of approximately $4,248,000 in revenues.

Direct cost of operations for the three month periods ended August 31, 2000 and 1999 included $40,928,000 and $11,541,000, respectively, related to fees generated from risk contracts of health plans and programs. The primary contributor to the increase was the financial risk-sharing agreement with RGHMO, which accounted for $22,700,000, along with growth in enrollment in Ventana and AHC of 60% and 10%, respectively. Direct cost of operations for risk contracts as a percentage of related revenue was 92% for both the three month periods ended August 31, 2000 and 1999.

Health Plan Operation-Management Contracts. Revenues for the three month period ended August 31, 2000 related to health plan operations - management contracts decreased 34%, from $7,783,000 to $5,172,000 from the comparable period of the prior fiscal year. The decrease was primarily due to the transitional administrative service agreement with AlohaCare, as well as the modification of the contract with RGHMO under which such revenues became part of health plan operations-risk contracts.

Direct cost of operations related to health plan operations-management contracts for the three month periods ended August 31, 2000 and 1999 were $2,501,000 and $4,088,000, respectively, representing a 39% decrease. Direct cost of operations as a percentage of related revenue were 48% and 53% for the three month periods ended August 31, 2000 and 1999, respectively. The decrease was largely due to the reduced costs associated with the transitional administrative services agreement with AlohaCare, and the financial risk-sharing agreement with RGHMO, under which those direct costs became part of health plan operations-risk contracts.

Diversified Services. Diversified Services, which consists of the operations of Lifemark at Home, Lifemark Care Connection (formerly Advinet), and the contracts in California and Indiana, generated revenues of $3,893,000 and $3,454,000, for the three month periods ended August 31, 2000 and 1999, respectively. The increase of 13% is primarily due to the expansion of Lifemark at Home into Pinal County, along with increases in the other programs.

Direct cost of operations related to Diversified Services for the three month periods ended August 31, 2000 and 1999 were $2,679,000 and $2,221,000, respectively, representing an increase of 21%. The principal reason for the increase is the growth in Lifemark at Home operations. Direct cost of operations as a percentage of related revenue was 69% and 64% for the three month periods ended August 31, 2000 and 1999, respectively. The increase is due to the growth in Lifemark at Home, which has a higher cost of operations when compared to the other diversified services.

Marketing, Sales and Administrative. Marketing, sales and administrative expenses as a percentage of consolidated revenue for the three month period ended August 31, 2000 decreased from 23% to 12% from the comparable period of the prior year. The decrease in marketing, sales and administrative expenses for the three months ended August 31, 2000 compared with the same quarter of the prior year is primarily a result of Lifemark of Texas entering into the financial risk sharing agreement with RGHMO. Lifemark of Texas, similar to other health plan operations, typically experiences significantly less marketing, sales and administrative expenses as a percentage of related revenue in comparison to an administrative services contract.

Interest Income. Interest income for the three month period ended August 31, 2000 was $843,000 versus $255,000 for the same period of the previous year. The increase from 1999 to 2000 is a result of increased levels of cash and investments and the RGHMO Contract.

Interest Expense. Interest expense was $121,000 for the three month period ended August 31, 2000 compared to $100,000 for the comparable period of the prior fiscal year. Interest expense is primarily attributable to outstanding debt maintained by the Company which consists of notes with a bank, and the William Brown Trust in the principal amounts of $3,914,000 and $300,000, respectively at August 31, 2000.

Income Taxes. Income tax expense was $826,000 and $165,000 for the three month periods ended August 31, 2000 and 1999, respectively. The effective tax rates were 43% and 44%. These rates were higher than the statutory rates for the respective periods, primarily due to the amortization of non-deductible goodwill expenses.

Net Income. Net income for the three month periods ended August 31, 2000 and 1999 was $1,096,000 and $214,000, respectively. The primary reasons for the increase in profitability are the amendment in the RGHMO Administrative Services Agreement, under which terms it moved from a management agreement to a risk-sharing agreement, and increases in membership across certain health plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $1,330,000 from $19,205,000 to $17,875,000 for the three months ended August 31, 2000. Operating activities generated $899,000 for the three month period ended August 31, 2000 versus $290,000 in the same period of the previous fiscal year. The primary sources of cash for the three month period ended August 31, 2000 were earnings before non-cash charges and an increase in accrued medical claims for Lifemark of Texas, Ventana and AHC offset by an increase in the amount due from Lifemark of Texas. The primary sources of cash for the three-month period ended August 31, 1999 were earnings before non-cash charges, increases in prepaids and other current assets, partially offset by the decrease in accrued compensation due to an incentive bonus payout.

Investing activities used $1,973,000 for the three month period ended August 31, 2000 as compared to $471,000 for the same period of the previous fiscal year. During the three month period ended August 31, 2000, cash was used to purchase $926,000 in capital equipment and $1,092,000 was added to the amount held in restricted funds to meet the AHCCCSA's performance bond requirements with respect to Ventana's contract award in Maricopa County. During the three month period ended August 31, 1999, cash was used to purchase $767,000 of fixed assets and to increase assets securing performance bonds by $220,000, partially offset by cash generated from the maturity of short-term investments of $501,000.

Financing activities used $256,000 for the three month period ended August 31, 2000 versus generating $251,000 for the same period of the prior fiscal year. Funds were used to reduce the principal balance on a note held by a bank, offset by the issuance of common stock pursuant to the stock option plan. Funds received pursuant to an interim funding agreement with a bank were the primary source of cash for the three month period ended August 31, 1999.

Certain of the Company's operating subsidiaries are subject to state regulations, which require compliance with net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at August 31, 2000, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $9,976,000 at August 31, 2000, with deposit and reserve requirements (performance bonds) representing $7,872,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $2,104,000.

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

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held September 11, 2000.

DESCRIPTION OF MATTER                      VOTES CAST FOR          AUTHORITY WITHHELD
---------------------                      --------------          ------------------
ELECTION OF DIRECTORS:

Rhonda E. Brede                               4,251,987                 116,463
William G. Brown                              4,260,337                 108,122
Richard C. Jelinek                            4,260,467                 107,963
Henry M. Kaldenbaugh                          4,260,337                 108,113
John G. Lingenfelter                          4,260,328                 108,122
Risa Lavizzo-Mourey                           4,260,337                 108,113

                                                  VOTES CAST FOR       VOTES CAST AGAINST     AUTHORITY WITHHELD
                                                  --------------       ------------------     ------------------
PROPOSALS:

Proposal to Approve 2000 Non-Employee
     Director Stock Plan                             2,615,032               335,236                13,310
Proposal to Approve 1999 Executive Stock
     Option and Ownership Plan                       2,599,328               361,748                 6,300
Proposal to Amend the Employee
     Stock Purchase Plan                             2,810,797               151,465                 1,314

ITEM 5.    OTHER INFORMATION

On October 10, 2000, the Company issued a press release announcing the execution of an agreement and plan of merger among the Company, UnitedHealth Group Incorporated and a subsidiary of UnitedHealth Group. A copy of that press release is filed as Exhibit 99 to this report on Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Administrative Services Agreement between the registrant and
                    Lovelace Health Systems, Inc.*

               10.2 Amendment to the Administrative Services Agreement between the registrant and Community Choice Michigan*

               27   Financial Data Schedule

               99   Press Release Issued October 10, 2000

          (b)  Reports on Form 8-K

               None


*  Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIFEMARK CORPORATION

                                    By:    /s/ Rhonda E. Brede
                                           -----------------------------------
                                           Rhonda E. Brede, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                    By:    /s/ Michael J. Kennedy
                                           -----------------------------------
                                           Michael J. Kennedy, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                    Dated: October 16, 2000