Form 10-Q
period 2000-11-30
LIFEMARK CORP /DE/
filed 2001-01-12
CIK 876625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000


                         Commission File Number 0-19393


                              LIFEMARK CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                               36-3338328
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

There were 5,198,076 shares of common stock outstanding as of December 31, 2000.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
Part I            Financial Information


       Item 1.    Financial Statements


                  Consolidated Balance Sheets.........................................................3


                  Consolidated Statements of Income...................................................4


                  Consolidated Statements of Cash Flows...............................................5


                  Notes to Unaudited Consolidated Financial Statements.............................6-10


       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................11


       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................15


Part II           OTHER INFORMATION


       Item 6.    Exhibits and Reports on Form 8-K...................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              LIFEMARK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             Nov. 30, 2000          May 31, 2000
                                                                          ------------------      ----------------
                                                                              (Unaudited)

ASSETS
------

Current Assets:
   Cash and cash equivalents, including restricted cash of $15,583,000
      and $11,635,000, respectively                                       $       19,965,000      $     19,205,000
   Accounts and notes receivable and unbilled services, net                       25,014,000            19,276,000
   Deferred income taxes                                                           1,221,000             1,245,000
   Prepaid expenses and other current assets                                         782,000               729,000
                                                                          ------------------      ----------------
      Total current assets                                                        46,982,000            40,455,000

Property and equipment, net                                                        6,763,000             6,331,000
Performance bonds                                                                 10,878,000             9,740,000
Goodwill, net                                                                      1,915,000             2,097,000
Other assets                                                                         362,000               280,000
                                                                          ------------------      ----------------
      Total assets                                                        $       66,900,000      $     58,903,000
                                                                          ==================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                                       $          559,000      $        912,000
   Accrued medical claims                                                         33,250,000            27,781,000
   Risk pool payable                                                               1,254,000               455,000
   Related party risk pool payable                                                   107,000               154,000
   Accrued compensation                                                            2,831,000             2,889,000
   Other accrued expenses                                                          4,353,000             3,610,000
   Current portion of long-term debt                                               1,300,000             1,273,000
                                                                          ------------------      ----------------
      Total current liabilities                                                   43,654,000            37,074,000

Long-term debt                                                                     2,309,000             2,941,000
Related party long-term debt                                                         300,000               300,000
Deferred income taxes                                                                 26,000                55,000
                                                                          ------------------      ----------------
      Total liabilities                                                           46,289,000            40,370,000
                                                                          ------------------      ----------------

Commitments and Contingencies                                                              -                     -

Stockholders' Equity:
   Common stock, $0.01 par value
      Authorized - 10,000,000 shares
      Issued and outstanding - 5,159,000 and 5,118,000 shares, respectively           52,000                51,000
   Capital in excess of par value                                                 17,259,000            17,050,000
   Stockholder notes receivable                                                     (728,000)             (708,000)
   Unearned compensation                                                            (146,000)                    -
   Retained earnings                                                               4,174,000             2,140,000
                                                                          ------------------      ----------------
      Total stockholders' equity                                                  20,611,000            18,533,000
                                                                          ------------------      ----------------
                                                                          $       66,900,000      $     58,903,000
                                                                          ==================      ================

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended                       Six Months Ended
                                            ---------------------------------       ---------------------------------
                                             November 30,       November 30,         November 30,       November 30,
                                                 2000               1999                 2000               1999
                                            ---------------    --------------       --------------     --------------


Revenues                                    $    52,225,000    $   24,574,000       $  105,708,000     $   48,183,000
                                            ---------------    --------------       --------------     --------------

Direct cost of operations                        45,058,000        18,764,000           91,520,000         36,614,000
Marketing, sales and administrative               5,930,000         5,073,000           11,751,000         10,608,000
                                            ---------------    --------------       --------------     --------------

   Total costs and expenses                      50,988,000        23,837,000          103,271,000         47,222,000
                                            ---------------    --------------       --------------     --------------

Operating income                                  1,237,000           737,000            2,437,000            961,000
                                            ---------------    --------------       --------------     --------------

Interest income                                     856,000           266,000            1,699,000            521,000
Interest expense                                    (94,000)          (93,000)            (215,000)          (193,000)
                                            ---------------    --------------       --------------     --------------

   Net interest income                              762,000           173,000            1,484,000            328,000
                                            ---------------    --------------       --------------     --------------

Income before income taxes                        1,999,000           910,000            3,921,000          1,289,000

Provision for income taxes                        1,061,000           395,000            1,887,000            560,000
                                            ---------------    --------------       --------------     --------------

Net income                                  $       938,000    $      515,000       $    2,034,000     $      729,000
                                            ===============    ==============       ==============     ==============

Net income per share--basic                 $          0.19    $         0.11       $         0.40     $         0.15
                                            ===============    ==============       ==============     ==============

Weighted average common
   shares outstanding--basic                      5,060,000         4,808,000            5,047,000          4,808,000
                                            ===============    ==============       ==============     ==============

Net income per share--assuming dilution     $          0.16    $         0.10       $         0.35     $         0.14
                                            ===============    ==============       ==============     ==============

Weighted average common shares
   outstanding--assuming dilution                 5,808,000         5,683,000            5,728,000          5,700,000
                                            ===============    ==============       ==============     ==============

        The accompanying notes are an integral part of these statements.

                              LIFEMARK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                            ------------------------------------------
                                                               November 30,            November 30,
                                                                   2000                    1999
                                                            -------------------    -------------------

Cash flows from operating activities:
   Net income                                               $        2,034,000     $          729,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Bad debt expense                                                        -                  8,000
     Depreciation and amortization                                   1,502,000              1,075,000
     (Gain) loss on sale of property and equipment                     (11,000)                 5,000
     Deferred income taxes                                              (5,000)               197,000
     Interest on long-term debt                                              -                125,000
     Interest on stockholder note receivable                           (20,000)                     -
     Stock based compensation                                           16,000                      -
     Changes in assets and liabilities:
       Accounts receivable and unbilled services                    (5,738,000)               516,000
       Prepaid expenses and other current assets                       (53,000)              (332,000)
       Accounts payable                                               (353,000)              (191,000)
       Accrued medical claims                                        5,469,000                588,000
       Risk pool payable                                               799,000                149,000
       Related party risk pool payable                                 (47,000)                 9,000
       Accrued compensation                                            (58,000)              (191,000)
       Accrued expenses                                                743,000                705,000
       Other assets                                                    (82,000)                94,000
                                                            ------------------     ------------------
Net cash provided by operating activities                            4,196,000              3,486,000
                                                            ------------------     ------------------

Cash flows from investing activities:
   Purchase of property and equipment                               (1,786,000)            (1,855,000)
   Proceeds from sale of property and equipment                         45,000                285,000
   Proceeds from maturity/sale of short-term investments                     -                501,000
   Proceeds from related party notes receivable                              -                181,000
   Proceeds from maturity of assets securing performance
     bond                                                                    -              1,233,000
   Increase in assets securing performance bond                     (1,138,000)            (3,631,000)
                                                            ------------------     ------------------
Net cash used in investing activities                               (2,879,000)            (3,286,000)
                                                            ------------------     ------------------

Cash flows from financing activities:
   Issuance of long-term debt                                           94,000                562,000
   Principal payment on long-term debt                                (699,000)              (784,000)
   Proceeds from common stock issuance                                  48,000                114,000
                                                            ------------------     ------------------
Net cash used in financing activities                                 (557,000)              (108,000)
                                                            ------------------     ------------------

Net increase in cash and cash equivalents                              760,000                 92,000
Cash and cash equivalents, beginning of period                      19,205,000             13,792,000
                                                            ------------------     ------------------
Cash and cash equivalents, end of period                    $       19,965,000     $       13,884,000
                                                            ==================     ==================

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

In October 2000, the Company decided to terminate the operations of AHC. Pursuant to the Company's contract with AHCCCSA, a notification and transition will take place with the cessation of operations expected to occur on February 28, 2001. AHC contributed revenues of $5,728,000 and $4,895,000 for the three month periods ended November 30, 2000 and 1999, respectively, and incurred direct costs of operations of $5,893,000 and $5,217,000, respectively. For the six months ended November 30, 2000 and 1999, AHC contributed revenues of $11,324,000 and $9,659,000, respectively, and incurred direct costs of operations of $11,706,000 and $10,079,000, respectively.

Lifemark of Texas, Inc., another subsidiary of the Company, derives substantially all of its revenue through a contract with Rio Grande HMO, Inc. ("RGHMO"), a subsidiary of Health Care Service Corporation ("HCSC"), to share financial risk in the State of Texas' STAR+PLUS program contract in Harris County, Texas.

NOTE 2 - NET INCOME PER SHARE
-----------------------------

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

                                                                         Three Months Ended
                                          -----------------------------------------------------------------------------

                                                      November 30, 2000                       November 30, 1999
                                          -------------------------------------   -------------------------------------

                                            Income         Shares      Per Share    Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                           ---------    -----------    --------    ---------    -----------   --------

Net income per common share, basic:
   Income available to common
     stockholders                         $  938,000      5,158,000               $  515,000      4,932,000
   Reduction in shares outstanding
     in connection with stockholder
     notes receivable and unvested
     restricted stock                         (6,000)       (98,000)                  (3,000)      (124,000)
                                          ----------   ------------               ----------   ------------
   Adjusted income available to
     common stockholders                     932,000      5,060,000     $   0.19     512,000      4,808,000   $    0.11
Effect of dilutive securities:
   Stock options, warrants and
     restricted shares                             -        670,000                        -         18,000
   Convertible notes                           3,000         78,000                   40,000        857,000
                                          ----------   ------------               ----------    -----------

Net income per common share,
   assuming dilution:
   Income available to common
     stockholders and assumed
     conversions                          $  935,000      5,808,000     $   0.16  $  552,000      5,683,000   $    0.10
                                          ==========   ============    =========  ==========   ============   =========


                                                                         Six Months Ended
                                          -----------------------------------------------------------------------------
                                                      November 30, 2000                       November 30, 1999
                                          -------------------------------------   -------------------------------------

                                            Income         Shares      Per Share    Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                           ---------    -----------    --------    ---------    -----------   ---------

Net income per common share, basic:
   Income available to common
     stockholders                         $2,034,000      5,157,000               $  729,000      4,870,000
   Reduction in shares outstanding
     in connection with stockholder
     notes receivable and unvested
     restricted stock                        (12,000)      (110,000)                  (3,000)       (62,000)
                                          ----------   ------------               ----------   ------------
   Adjusted income available to
     common shareholders                   2,022,000      5,047,000    $    0.40     726,000      4,808,000   $    0.15

Effect of dilutive securities:
   Stock options, warrants and
     restricted shares                             -        603,000                        -         35,000
   Convertible notes                           7,000         78,000                   79,000        857,000
                                          ----------   ------------               ----------   ------------

Net income per common share,
   assuming dilution:
   Income available to common
     stockholders and assumed
     conversions                          $2,029,000     5,728,000     $    0.35  $  805,000      5,700,000   $    0.14
                                          ==========   ===========     =========  ==========   ============   =========

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

Third party accounts and notes receivable and unbilled services consist of the following:

                                            Nov. 30, 2000        May 31, 2000
                                         ------------------   -----------------

Due from Rio Grande HMO, Inc.            $       20,267,000   $      14,691,000
Contract management receivables                   2,918,000           2,239,000
Due from AHCCCSA                                  1,843,000           2,098,000
Interest receivable                                  15,000             208,000
Other                                                 5,000              75,000
                                         ------------------   -----------------
                                                 25,048,000          19,311,000
Less allowance for doubtful accounts                 34,000              35,000
                                         ------------------   -----------------
Net accounts and notes receivable        $       25,014,000   $      19,276,000
                                         ==================   =================


The amount due from RGHMO primarily represents revenue earned by Lifemark of Texas, Inc., which has contracted with RGHMO, a subsidiary of Health Care Services Corporation, as successor to Blue Cross Blue Shield of Texas.

The amounts due from AHCCCSA primarily include billed and unbilled reinsurance, SOBRA and capitation receivables.

NOTE 4 - Restrictions on Fund Transfers
---------------------------------------

Certain of the Company's operating subsidiaries are subject to state regulations, which require compliance with certain net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the parent organization, Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 2000, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries were $10,552,000 at November 30, 2000, with deposit and reserve requirements (performance bonds) representing $7,872,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $2,680,000.

NOTE 5 - BUSINESS SEGMENTS
--------------------------

The Company's principal business segments are:
     o Health Plan Operations - Risk Contracts, which is engaged in the business of administering risk-based managed care plans and programs in two states. The segment is comprised of the operations of Ventana, AHC and Lifemark of Texas.
     o Health Plan Operations - Management Contracts, which is engaged in the management of managed care plans and programs in three states. The segment is comprised of the contracts with AlohaCare, Community Choice Michigan and Lovelace Community Health Plan.

The Company has grouped all other services within the Diversified Services segment. This category consists of the operations in California and Indiana, as well as the operations of Lifemark at Home and Lifemark Care Connection.

During fiscal year 2000, the Company modified the structure of its internal organization in a manner that caused the composition of its reportable segments to change. As such, segment information for previously reported periods has been restated to reflect this change. Following is a tabulation of business segment information for the three and six month periods ended November 30, 2000 and 1999. Corporate allocations have been provided on a consistent basis.

Information concerning operations by business segment follows:

                                                             For  the Three Months Ended November 30, 2000
                                                    -----------------------------------------------------------------
                                                         Health Plan Operations
                                                    --------------------------------
                                                         Risk           Management       Diversified
                                                       Contracts         Contracts         Services         Totals
                                                    -------------     --------------    ------------    -------------

Total revenues from reportable segments             $  42,293,000     $   10,926,000    $  4,683,000    $  57,902,000
Intersegment revenues                                           -         (5,128,000)       (549,000)      (5,677,000)
                                                    -------------     --------------    ------------    -------------
    Total consolidated revenues                     $  42,293,000     $    5,798,000    $  4,134,000    $  52,225,000
                                                    =============     ==============    ============    =============

Interest income                                     $     778,000     $       42,000    $     36,000    $     856,000
Interest expense                                           35,000             33,000          26,000           94,000
                                                    -------------     --------------     -----------    -------------
    Net interest income                             $     743,000     $        9,000    $     10,000    $     762,000
                                                    =============     ==============    ============    =============

Depreciation and amortization                       $     226,000     $      353,000    $    185,000    $     764,000
                                                    =============     ==============    ============    =============

Segment income before taxes                         $     672,000     $    1,006,000    $    321,000    $   1,999,000
Income tax expense                                        322,000            560,000         179,000        1,061,000
                                                    -------------     --------------    ------------    -------------
    Net income                                      $     350,000     $      446,000    $    142,000    $     938,000
                                                    =============     ==============    ============    =============

Expenditures for capital assets                     $     254,000     $      397,000    $    209,000    $     860,000
                                                    =============     ==============    ============    =============

Segment total assets                                $  64,876,000     $    6,435,000    $  8,293,000    $  79,604,000
Intersegment assets                                   (10,526,000)                 -      (2,178,000)     (12,704,000)
                                                    -------------     --------------    ------------    -------------
    Total assets                                    $  54,350,000     $    6,435,000    $  6,115,000    $  66,900,000
                                                    =============     ==============    ============    =============

                                                             For  the Three Months Ended November 30, 1999
                                                    -----------------------------------------------------------------
                                                         Health Plan Operations
                                                    --------------------------------
                                                         Risk           Management       Diversified
                                                       Contracts         Contracts         Services         Totals
                                                    -------------     --------------    ------------    -------------

Total revenues from reportable segments             $  12,935,000     $    9,430,000    $  4,011,000    $  26,376,000
Intersegment revenues                                           -         (1,442,000)       (360,000)      (1,802,000)
                                                    -------------     --------------    ------------    -------------
    Total consolidated revenues                     $  12,935,000     $    7,988,000    $  3,651,000    $  24,574,000
                                                    =============     ==============    ============    =============

Interest income                                     $     212,000     $       34,000    $     20,000    $     266,000
Interest expense                                           14,000             50,000          29,000           93,000
                                                    -------------     --------------     -----------    -------------
    Net interest income (expense)                   $     198,000     $      (16,000)   $     (9,000)   $     173,000
                                                    =============     ==============    ============    =============

Depreciation and amortization                       $      99,000     $      284,000    $    155,000    $     538,000
                                                    =============     ==============    ============    =============

Segment income (loss) before taxes                  $    (266,000)    $    1,137,000    $     39,000    $     910,000
Income tax expense (benefit)                             (115,000)           493,000          17,000          395,000
                                                    -------------     --------------    ------------    -------------
    Net income (loss)                               $    (151,000)    $      644,000    $     22,000    $     515,000
                                                    =============     ==============    ============    =============

Expenditures for capital assets                     $     200,000     $      574,000    $    314,000    $   1,088,000
                                                    =============     ==============    ============    =============

Segment total assets                                $  33,168,000     $    8,400,000    $  4,614,000    $  46,182,000
Intersegment assets                                    (8,981,000)                 -        (466,000)      (9,447,000)
                                                    -------------     --------------    ------------    -------------
    Total assets                                    $  24,187,000     $    8,400,000    $  4,148,000    $  36,735,000
                                                    =============     ==============    ============    =============

                                                              For  the Six Months Ended November 30, 2000
                                                    -----------------------------------------------------------------
                                                         Health Plan Operations
                                                    --------------------------------
                                                         Risk           Management      Diversified
                                                       Contracts         Contracts        Services         Totals
                                                    -------------     --------------    ------------    -------------

Total revenues from reportable segments             $  86,709,000     $   21,482,000    $  9,066,000    $ 117,257,000
Intersegment revenues                                           -        (10,512,000)     (1,037,000)     (11,549,000)
                                                    -------------     --------------    ------------    -------------
    Total consolidated revenues                     $  86,709,000     $   10,970,000    $  8,029,000    $ 105,708,000
                                                    =============     ==============    ============    =============

Interest income                                     $   1,527,000     $       93,000    $     79,000    $   1,699,000
Interest expense                                           80,000             75,000          60,000          215,000
                                                    -------------     --------------     -----------    -------------
    Net interest income                             $   1,447,000     $       18,000    $     19,000    $   1,484,000
                                                    =============     ==============    ============    =============

Depreciation and amortization                       $     444,000     $      688,000    $    370,000    $   1,502,000
                                                    =============     ==============    ============    =============

Segment income before taxes                         $   1,606,000     $    1,664,000    $    651,000    $   3,921,000
Income tax expense                                        773,000            801,000         313,000        1,887,000
                                                    -------------     --------------    ------------    -------------
    Net income                                      $     833,000     $      863,000    $    338,000    $   2,034,000
                                                    =============     ==============    ============    =============

Expenditures for capital assets                     $     528,000     $      818,000    $    440,000    $   1,786,000
                                                    =============     ==============    ============    =============

                                                              For  the Six Months Ended November 30, 1999
                                                    -----------------------------------------------------------------
                                                         Health Plan Operations
                                                    --------------------------------
                                                         Risk           Management       Diversified
                                                       Contracts         Contracts         Services        Totals
                                                    -------------     --------------    ------------    -------------

Total revenues from reportable segments             $  25,305,000     $   18,615,000    $  7,818,000    $  51,738,000
Intersegment revenues                                           -         (2,843,000)       (712,000)      (3,555,000)
                                                    -------------     --------------    ------------    -------------
    Total consolidated revenues                     $  25,305,000     $   15,772,000    $  7,106,000    $  48,183,000
                                                    =============     ==============    ============    =============

Interest income                                     $     416,000     $       66,000    $     39,000    $     521,000
Interest expense                                           30,000            103,000          60,000          193,000
                                                    -------------     --------------     -----------    -------------
    Net interest income (expense)                   $     386,000     $      (37,000)   $    (21,000)   $     328,000
                                                    =============     ==============    ============    =============

Depreciation and amortization                       $     205,000     $      576,000    $    294,000    $   1,075,000
                                                    =============     ==============    ============    =============

Segment income (loss) before taxes                  $    (216,000)    $    1,622,000    $   (117,000)   $   1,289,000
Income tax expense (benefit)                              (94,000)           705,000         (51,000)         560,000
                                                    -------------     --------------    ------------    -------------
    Net income (loss)                               $    (122,000)    $      917,000    $    (66,000)   $     729,000
                                                    =============     ==============    ============    =============

Expenditures for capital assets                     $     339,000     $    1,004,000    $    512,000    $   1,855,000
                                                    =============     ==============    ============    =============

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

In October 2000, the Company decided to terminate the operations of AHC. Pursuant to the company's contract with AHCCCSA, a notification and transition will take place with the cessation of operations expected to occur on February 28, 2001. AHC contributed revenues of $5,728,000 and $4,895,000 for the three month periods ended November 30, 2000 and 1999, respectively, and incurred direct costs of operations of $5,893,000 and $5,217,000, respectively. For the six months ended November 30, 2000 and 1999, AHC contributed revenues of $11,324,000 and $9,659,000, respectively, and incurred direct costs of operations of $11,706,000 and $10,079,000, respectively.

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

On October 10, 2000, the Company announced that it has agreed to merge with EverCare, an operating unit of Ovations, which is a subsidiary of UnitedHealth Group. Lifemark shareholders will be entitled to receive shares of UnitedHealth Group Common Stock having a value of $63 million or $10.55 per Lifemark share on a fully diluted basis, so long as the average ten-day closing price of UnitedHealth Group stock immediately preceding the transaction close is at or between $47.50 and $56.50 per share. In the event the average ten-day closing price of UnitedHealth Group stock immediately preceding the transaction close is above $56.50 per share, Lifemark shareholders will receive a total of approximately 1,115,000 UnitedHealth Group shares and the merger consideration may thereby increase based on UnitedHealth Group's stock appreciation above $56.50. If the average ten-day closing price of UnitedHealth Group stock immediately preceding the transaction is at or between $44.00 and $47.50 per share, the value Lifemark shareholders will receive will decrease proportionately from $63 million or $10.55 per share to $60 million or $10.08 per share. If the average ten-day closing price of UnitedHealth Group Common Stock preceding the transaction close is below $44 per share, UnitedHealth Group has the option to pay $10.08 per share of merger consideration in either cash or shares of UnitedHealth Group Common Stock. The transaction is subject to approval by Lifemark's shareholders.

The proposed merger is described in the proxy statement/prospectus which will be sent to Lifemark shareholders in connection with the upcoming meeting of shareholders to vote on the merger. The proxy statement/prospectus is included in the registration statement on Form S-4 filed by UnitedHealth Group with the Securities and Exchange Commission. Shareholders are urged to read the proxy statement/prospectus carefully.

Results of Operations

Consolidated revenues for the three and six-month periods ended November 30, 2000 increased 113% and 119%, respectively, over the comparable periods of the previous fiscal year. For the three and six-month periods ended November 30, 2000, direct costs of operations increased 140% and 150%, respectively, over the same periods of the previous fiscal year. The increase in both revenues and expenses is primarily due to the financial risk-sharing agreement with RGHMO, as well as growth in enrollment in certain plans covered by management contracts and increases in membership for both Ventana and AHC.

Health Plan Operations-Risk Contracts. Revenues for the three and six-month periods ended November 30, 2000, related to health plan operations-risk contracts increased 227% to $42,293,000 from $12,935,000 and 243% to $86,709,000 from $25,305,000, respectively, over the same periods of the previous fiscal year. The increases are primarily a result of the financial risk-sharing agreement with RGHMO, which accounted for $22,000,000 and $48,246,000, respectively, of the increases. Also contributing to the increases was the expansion of Ventana into Maricopa, Yuma and Coconino counties, which resulted in increases of $4,381,000 and $9,723,000, respectively.

Direct costs of operations for the three and six-month periods ended November 30, 2000 included $39,285,000 and $80,504,000 respectively, related to revenues generated from risk contracts of health plans and programs, compared to $12,534,000 and $24,221,000 from the comparable periods of the previous fiscal year. The primary contributor to the increases was the financial risk sharing agreement with RGHMO, which accounted for $20,374,000 and $44,576,000 of the increases, respectively. The direct cost of operations for risk contracts as a percentage of related revenues for the three and six-month periods ended November 30, 2000 was 93%, compared to 97% and 96%, respectively, from the comparable periods of the previous fiscal year. The decreases primarily represent the change in a contractual relationship with RGHMO from a management services agreement to a financial risk-sharing agreement. Another contributor to the increase was growth in enrollment in Ventana and AHC of 87% and 10%, respectively from November 30, 1999, to November 30, 2000.

Health Plan Operations-Management Contracts. Revenues for the three and six-month periods ended November 30, 2000 related to health plan operations-management contracts were $5,798,000 and $10,970,000, respectively, compared to $7,988,000 and $15,772,000 from the comparable periods of the previous fiscal year. The revenues from health plan operations-management contracts decreased 27% and 30%, respectively, from the comparable periods of the previous fiscal year. The decreases were primarily due to the cessation of the administrative services agreement with AlohaCare, as well as the modification of the contract with RGHMO under which such revenues became part of health plan operations-risk contracts.

Direct costs of operations related to health plan operations-management contracts for the three and six-month periods ended November 30, 2000 were $2,720,000 and $5,202,000, respectively, versus $3,685,000 and $7,336,000 for the same periods of last fiscal year. As a percentage of related revenues, direct cost of operations related to health plan operations-management contracts was 47% for the three and six-month periods ended November 30, 2000, versus 46% and 47%, respectively, for the comparable periods of the previous fiscal year. The decrease in expenses was largely due to the financial risk-sharing agreement with RGHMO, under which those direct costs became a part of health plan operations-risk contracts, and the cessation of the administrative services agreement with AlohaCare.

Diversified Services. Diversified Services, which consists of the operations of Lifemark at Home, Lifemark Care Connection (formerly Advinet), and the contracts in California and Indiana, generated revenues of $4,134,000 and $8,029,000, for the three and six-month periods ended November 30, 2000, respectively, compared to $3,651,000 and $7,106,000, from the corresponding periods of the previous fiscal year. The increases of 13% over the comparable periods from the previous fiscal year are primarily due to the expansion of Lifemark at Home into Pinal County.

Direct cost of operations related to diversified services for the three and six-month periods ended November 30, 2000 were $3,053,000 and $5,814,000, respectively, compared to $2,544,000 and $5,057,000 from the corresponding periods of the previous fiscal year. As a percentage of related revenues, direct cost of operations related to diversified services was 74% and 72%, respectively, for the three and six-month periods ended November 30, 2000, and 70% and 71%, respectively, for the comparable periods of the previous fiscal year. The increase is due to the growth in Lifemark at Home, which has a higher direct cost of operations when compared to the other diversified services.

Marketing, Sales and Administrative. Marketing, sales and administrative expenses as a percentage of consolidated revenue was 11% for both the three and six-month periods ended November 30, 2000 versus 21% and 22%, respectively, for the corresponding periods of the previous year. The decrease in marketing, sales and administrative expenses for the three and six-month periods ended November 30, 2000, compared with the same periods of the previous year is primarily a result of Lifemark of Texas entering into the financial risk-sharing agreement with RGHMO. Lifemark of Texas, similar to other health plan operations, typically experiences significantly less marketing, sales and administrative expenses as a percentage of related revenue in comparison to an administrative services contract. For the three and six-month periods ended November 30, 2000, approximately $300,000 and $700,000, respectively, of legal and advisory costs relating to the proposed merger with UnitedHealth Group are included in marketing, sales and administrative.

Interest Income. Interest income for the three and six month periods ended November 30, 2000 was $856,000 and $1,699,000 versus $266,000 and $521,000 for the same periods of the prior fiscal year. The additional income is due to the growth of interest bearing cash and cash equivalents.

Interest Expense. Interest expense was $94,000 and $215,000 for the three and six-month periods ended November 30, 2000, respectively, as compared to $93,000 and $193,000 for the same periods of the last fiscal year. Interest expense is primarily attributable to outstanding debt maintained by the Company, which consists of notes and capital leases with two banks and the William Brown Trust in principal amounts of $3,609,000 and $300,000, respectively.

Income Taxes. Income tax expense was $1,061,000 and $1,887,000 for the three and six-month periods ended November 30, 2000. The effective tax rates were 53% and 48%, respectively, for both periods. These rates were higher than the statutory rates for the respective periods primarily due to the amortization of non-deductible goodwill expenses and the impact of non-deductible expenses relating to the proposed merger with UnitedHealth Group. During the three and six-month periods ended November 30, 1999, the effective tax rate was 43%. The rate was higher than the statutory rates for the respective periods, primarily due to the amortization of non-deductible goodwill expenses.

Net Income. Net income for the three and six-month periods ended November 30, 2000 and 1999 was $938,000 and $2,034,000, respectively, compared to $515,000 and $729,000, for the corresponding periods from the previous fiscal year. The primary reasons for the increase in profitability are the financial risk-sharing agreement with RGHMO, under which terms it moved from a management agreement to a risk-sharing agreement, and increases in membership across certain health plans, offset by approximately $300,000 and $700,000, respectively, of costs relating to the proposed merger with UnitedHealth Group.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $19,965,000 at November 30, 2000 from $19,205,000 at May 31, 2000. Operating activities generated $4,196,000 for the six-month period ended November 30, 2000 versus $3,486,000 during the same period of the previous fiscal year. The primary reasons for the change in cash are earnings before non-cash charges, an increase in accrued expenses related to accrued merger costs, the RGHMO contract performance incentive and an increase in accrued medical claims offset by an increase in accounts receivable and unbilled services. The increase in accrued medical claims and the increase in accounts receivable and unbilled services both relate in part to the financial risk-sharing agreement with RGHMO.

Investing activities used $2,879,000 for the six-month period ended November 30, 2000 as compared to $3,286,000 during the corresponding period of the prior fiscal year. Cash of $1,786,000 was used to purchase fixed assets during the six-month period ended November 30, 2000. Additional cash of $1,138,000 was used to increase the amount of performance bonds held by Ventana. The required level of performance bonds has increased due to the expansion of Ventana into three additional counties in Arizona, along with an increase in enrollment in existing counties. During the six-month period ended November 30, 1999, cash was used to purchase $1,855,000 of fixed assets and $3,631,000 was utilized to increase performance bonds related to the expansion of Ventana into additional counties.

Financing activities used $557,000 and $108,000 for the six-month periods ended November 30, 2000 and 1999, respectively. The primary use of cash for the current period was a payment of $699,000 relating to outstanding convertible debt offset by the issuance of $94,000 of long-term debt and $48,000 received for common stock pursuant to the Company's employee stock purchase plan. The primary use of cash for the six months ended November 30, 1999 was the principal payments on long-term debt of $784,000 offset by issuance of common stock which provided $114,000 and the issuance of $562,000 of long-term debt.

Certain of the Company's operating subsidiaries are subject to state regulations which require compliance with net worth, reserve and deposit requirements. To the extent the operating subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to Lifemark. Net assets of subsidiaries (after inter-company eliminations) which, at November 30, 2000, may not be transferred to Lifemark by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party are referred to as "Restricted Net Assets". Total Restricted Net Assets of these operating subsidiaries was $10,552,000 at November 30, 2000, with deposit and reserve requirements (performance bonds) representing $7,872,000 of the Restricted Net Assets and net worth requirements, in excess of deposit and reserve requirements, representing the remaining $2,680,000.

The Company believes that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations and its planned operations, including capital expenditures, in fiscal year 2001.

Forward-Looking Information

This report contains both historical and forward-looking information. Forward-looking statements include, but are not limited to, discussion of the Company's strategic goals, new contracts, possible expansion of existing plans, expected increase in certain expenses, and cash flow. These statements speak of the Company's plans, goals or expectations and refer to estimates. The forward-looking statements may be significantly impacted by risks and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). There can be no assurance that anticipated future results will be achieved because actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned that a number of factors, which are described herein and in the Company's Annual Report in Form 10-K for the year ended May 31, 2000, could adversely affect the Company's ability to obtain these results. These include the effects of either federal or state health care reform or other legislation; changes in reimbursement system trends, the ability of care providers (including physician practice management groups) to comply with current contract terms; and renewal of the Company's contracts with various state and other governmental entities. Such factors also include the effects of other general business conditions, including but not limited to, government regulation, competition and general economic conditions. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

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

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LIFEMARK CORPORATION

                            By:     /s/ Rhonda E. Brede
                                    ------------------------------------
                                    Rhonda E. Brede, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

                            By:     /s/ Michael J. Kennedy
                                    ------------------------------------
                                    Michael J. Kennedy, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            Dated:  January 12, 2001